Form 10QSB
period 1998-03-31
AMERICAN INDEPENDENT NETWORK INC
filed 1998-05-20
CIK 1000876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

                        Commission file number: 000-23105

                                -----------------

                       AMERICAN INDEPENDENT NETWORK, INC.
              (Exact name of small business issuer in its charter)
                               ------------------
                DELAWARE                              752504551
        (State or Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)              Identification No.)

                         6125 AIRPORT FREEWAY, SUITE 200
                              HALTOM CITY, TX 76117
                                 (817) 222-1234
          (Address and telephone number of principal executive offices)

                                -----------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          No   X
    -----       -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. AS OF MAY 15, 1998, THERE WERE APPROXIMATELY 18,354,587 SHARES OF THE COMPANY'S COMMON STOCK ISSUED AND OUTSTANDING.

         Transitional Small Business Disclosure Format:  Yes        No   X
                                                             -----     -----

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.

         The following financial statements are filed as part of this Registration Statement:

Financial Statements:


                                                                 Page
                                                                 ----
Comparative Balance Sheet (Unaudited) at March 31, 1998 and
March 31, 1997                                                    F-1

Comparative Statement of Operations (Unaudited) for the
Three Months ended March 31, 1998 and 1997                        F-3

Comparative Analysis of Stockholders' Equity (Unaudited)
Three Months ended March 31, 1998 and 1997                        F-4

Comparative Statement of Cash Flows (Unaudited) for the
Three Months ended March 31, 1998 and 1997                        F-5

Notes to Comparative Financial Statements (Unaudited)             F-6

                       AMERICAN INDEPENDENT NETWORK, INC.
                      Comparative Balance Sheet (Unaudited)
                                    March 31,



                         ASSETS

                                            1998           1977
                                           ------         ------
CURRENT ASSETS
 Cash and cash equivalents              $    94,368    $   164,172
 Accounts receivable                          2,250         14,730
 Trade credits receivable                    30,000         30,000
 Note receivable, net of
   doubtful account of $700,000             700,000              0
 Prepaid expenses                                 0        112,736
                                        -----------    -----------
   TOTAL CURRENT ASSETS                     826,618        321,638
                                        -----------    -----------


PLANT, PROPERTY AND EQUIPMENT
 Leasehold improvements                      22,851         22,851
 Equipment and furnishings                  128,842         91,999
 Digital compression equipment              834,769        627,001
                                        -----------    -----------
                                            986,462        741,851
 Accumulated depreciation                  (126,802)       (59,700)
                                        -----------    -----------
  TOTAL PLANT, PROPERTY AND EQUIPMENT       859,660        682,151
                                        -----------    -----------


OTHER ASSETS
Deferred tax benefits                       207,477        273,477
Trade credits receivable, net of
  allowance of $125,138                     261,990        432,128
Other investments, net of
  amortization of $34,484                   863,104      2,801,433
Note Receivable, net of
  doubtful account of $884,595              884,595              0
                                        -----------    -----------
 TOTAL OTHER ASSETS                       2,217,166      3,507,038
                                        -----------    -----------
       TOTAL ASSETS                     $ 3,903,444    $ 4,510,827
                                        -----------    -----------



              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
                      Comparative Balance Sheet (Unaudited)
                                    March 31,


                                                  1998         1997
                                                 ------       ------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $   154,997    $  236,726
 Notes payable                                  2,330,188     1,562,843
 Accrued interest - notes                         177,317        95,986
 Advances from affiliates                          28,402         3,542
 Customer deposits                                               20,000
 Interest due preferred shareholders               37,440        25,000
 Equipment lease payments                         175,380       139,380
                                                ---------     ---------
    TOTAL CURRENT LIABILITIES                   2,903,724     2,083,477
                                                ---------     ---------

LONG TERM DEBT
 Deferred income tax                            1,137,548
 Equip lease payments                             184,973       235,617
                                                ---------     ---------
TOTAL LONG TERM DEBT                            1,322,521       235,617
                                                ---------     ---------
       TOTAL LIABILITIES                        4,226,245     2,319,094
                                                ---------     ---------

STOCKHOLDERS' EQUITY
 Preferred Stock - 1,000,000 shares $1 Par
   Authorized - 1997 107,546 shares issued,
   March 31, 1998 48,813 shares issued             48,813       217,795
 Common Stock - 20,000,000 shares $.01 Par
   Authorized, 1997 14,045,300 shares issued,
   1998 18,354,587 shares issued less 1,875,000
   to be issued when note paid;
   16,479,587 outstanding                         164,796       142,453
 Additional Paid in Capital                     4,223,351     2,937,664
 Retained Earnings                             (4,759,761)   (1,106,179)
                                               ----------    ----------
       TOTAL STOCKHOLDERS' EQUITY              (  322,801)    2,191,733
                                               ----------    ----------
  TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    $3,903,444    $4,510,827
                                               ----------    ----------


              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
                 Comparative Statement of Operations (Unaudited)
                      For the Three Months Ended March 31,


                                                  1998         1997
                                                 ------       ------
REVENUES
  Income from network operations               $   53,463    $  137,735
                                                ---------     ---------

COST AND EXPENSES:
  Satellite rental                                 90,000       187,500
  Programming expenses                                844         8,055
  Production expenses                              24,429        24,982
  Depreciation                                     13,620         5,800
  Amortization of household                         1,200         1,200
  Amortization of Senior Channel                   34,484             0
  Rental Expense (Net)                             16,200        16,902
  Administrative expenses                         126,125       115,468
                                                ---------     ---------
   TOTAL COST AND EXPENSES                        306,902       359,907
                                                ---------     ---------

NET (LOSS) FROM OPERATIONS                      ( 253,439)     (222,172)
                                                ---------     ---------

OTHER EXPENSES:
  Interest expense (net)                           84,966        72,743
  Amortization of debt issue cost                       0        40,000
                                                ---------     ---------
   Total Other Expense                             84,966       112,743
                                                ---------     ---------

(LOSS) BEFORE INCOME TAXES AND                  ( 338,405)     (334,915)
EXTRAORDINARY ITEM

INCOME TAX BENEFIT (EXPENSE)                            0        66,000
                                               ----------    ----------

NET (LOSS) BEFORE EXTRAORDINARY ITEM           $( 338,405)   $( 268,915)

EXTRAORDINARY ITEM
  Cost of Conversion of Bridge Loans
   To Common Stock                                 17,386             0
                                               ----------    ----------

NET GAIN (LOSS)                                $( 355,791)   $( 268,915)
                                               ----------    ----------

EARNINGS PER SHARE OF COMMON STOCK             $    (0.02)   $    (0.03)

WEIGHTED AVERAGE SHARES                         16,383,773    10,000,000



              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
            Comparative Analysis of Stockholders' Equity (Unaudited)
                    For The Three Months Ended March 31, 1998


                               Preferred Stock       Common Stock    Additional
                               ---------------     ----------------    Paid-in       Retained
                                Shares  Amount     Shares    Amount    Capital       Earnings
                                ------  ------     ------    ------    -------       --------
BALANCE DECEMBER 31, 1996     107,546 $107,546  14,045,268  $140,453  $2,513,734    $(837,264)

Preferred B Shares Issued     175,154  175,154                           963,347
Issue cost of Preferred B                                               (547,999)

Preferred Stock Conversions  (229,273)(229,273)    458,546     4,585     224,688

Common Issued to Bridge
 Loan Investors                                  1,521,039    15,210     380,260

Conversion of Bridge Loans                         132,652     1,327     429,791

Sale of Common Stock                               200,000     2,000      98,000

Sale of Common Stock to
 Media Fund, Inc.                                1,875,000    18,750     450,000

Less Stock Paid for by
 Note Receivable                                (1,875,000)  (18,750)   (450,000)

Net Loss for the Year Ended
 December 31, 1997                                                                (3,566,706)
                              ---------------------------------------------------------------
BALANCE DECEMBER 31, 1997       53,427 $53,427  16,357,505  $163,575  $4,061,821 ($4,403,970)

Preferred Stock Conversions    ( 4,614) (4,614)      9,230        93       4,522

Conversion of Bridge Loans                          43,306       433     140,317

Common Issued to Bridge
 Loan Investors                                     69,546       695      16,691

Net Loss for the Three
 Months Ended March 31, 1998                                                     (   355,791)
                             ----------------------------------------------------------------
BALANCE MARCH 31, 1998          48,813 $48,813  16,479,587  $164,796  $4,223,351 ($4,759,761)


              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
                 Comparative Statement of Cash Flow (Unaudited)
                      For The Three Months Ended March 31,



                                                      1998       1997
                                                     ------     ------
CASH FLOWS PROVIDED (USED)
 BY OPERATING ACTIVITIES:
  Net (Loss)                                        $(355,791)  $(268,915)
  Adjustment to reconcile net income to net
  cash from operating activities:
   Extraordinary item                                  17,386           0
   Depreciation                                        13,620       5,800
   Amortization of leasehold                            1,200       1,200
   Amortization of Senior Channel                      34,484           0
   Accounts receivable                                      0    (  4,000)
   Deferred tax benefit                                     0    ( 66,000)
   Accounts payable                                  ( 22,407)   ( 47,610)
   Accrued interest                                    57,787    ( 37,948)
   Advances from affiliates                            18,800    (  1,500)
                                                    ---------   ---------
TOTAL CASH USED BY OPERATING ACTIVITIES              (234,921)   (418,973)
                                                    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in equipment                            (  7,124)   ( 25,856)
  Investment in film library                         (  3,929)          0
                                                    ---------   ---------
TOTAL CASH FLOW FROM INVESTING ACTIVITIES            ( 11,053)   ( 25,856)
                                                    ---------   ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 Notes payable increase                               196,258      28,976
Long term lease decrease                           (  31,434)   ( 16,000)
 Preferred stock increase                                   0     110,249
 Common stock increase                                    433       2,000
 Additional paid-in capital increase                  140,317     423,930
                                                    ---------   ---------
TOTAL CASH PROVIDED BY FINANCING ACTIVITIES           305,574     549,155
                                                    ---------   ---------


Net Cash Increase                                      59,600     104,326

Cash, beginning of Period                              34,768      59,846
                                                    ---------   ---------

CASH AT END OF PERIOD                                $ 94,368    $164,172
                                                    ---------   ---------


              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                             March 31, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - Consist of cash balances. Cash and Cash equivalents consist of highly liquid investments with an original maturity date of ninety days or less. The company does not have any cash equivalents.

TRADE CREDITS RECEIVABLES - the company owns trade credits in the amount of $417,128 at March 31, 1998 and $462,128 at March 31, 1997. As defined by the International Reciprocal Trade Association, a trade dollar is a unit of account that denotes the right to receive (receivable) or the obligation to pay (a payable), one US dollar worth of goods and services within a barter system or network. While all of the trade credits may be used by the company at any time, the company has shown a pattern of using $25,000 to $30,000 worth of the credits in each of the past two years. Therefore the company's trade credits are being classified as current $30,000 and other assets of $387,128, at March 31, 1998.

ACCOUNTS RECEIVABLE - Allowance for doubtful accounts. The company has accounts receivable at March 31, 1998 of $2,250 owed by regular customers. Management deems this amount to be fully collectible. No allowances for doubtful accounts is necessary. At March 31, 1997 the total was $14,730.

PLANT, PROPERTY AND EQUIPMENT is recorded at cost.

DEPRECIATION - the cost of plant, property and equipment is depreciated over the estimated useful life of the assets ranging from equipment at 5 years to leasehold improvements at 20 years. Book depreciation is on a straight line basis while income tax depreciation is accelerated. For income tax information see Note 3.

INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Income tax accounting information is disclosed in Note 3 to the comparative financial statements.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                             March 31, 1998 and 1997


OTHER INVESTMENTS - Consist of the following:


                                                 1998          1997
                                                -------       ------
   Prepaid Telephone                                         $   337,500
   Prepaid Media                                               1,426,933
   Investment in stocks                          $196,455        200,000
   Film Library                                    11,453          1,000
   Investment in Senior Channel, net
     of amortization of $34,484                   655,196              0
   Media trade due bills                                0        836,000
                                                ---------     ----------
      Total Other Investments                   $ 863,104     $2,801,433
                                                ---------     ----------


NOTE 2 - NOTES PAYABLE

Notes Payable at March 31, 1998 consist of the following notes;

                          Due                                   Accrued
      Creditor           Date     Interest       Principal      Interest
      --------           ----     --------       ---------      --------
 Shelley Media
  Marketing       (1)   9/30/98      10%           50,650         1,266
 Cleveland
  Broadcasting Co.(1)   9/30/98      10%           17,933           500
 ATN Network, Inc.(1)   9/30/98      10%          599,914        11,051
 Pacific Acquisition
  Group, Inc.          12/31/98      11%          250,500         6,262
 Bridge Loan           10/31/97      15%        1,411,191       155,443
                                               ----------      --------
      Total                                    $2,330,188      $174,522
                                               ----------      --------

 (1) Affiliated Companies

Notes Payable at March 31, 1997 consist of the following notes;

                          Due                                   Accrued
      Creditor           Date     Interest       Principal      Interest
      --------           ----     --------       ---------      --------
 Lyn Broadcasting
  Corporation     (1)   8/31/97      10%         $  4,500       $17,047
 Shelley Media
  Marketing       (1)   9/30/97      10%           51,100        10,398
 Cleveland
  Broadcasting Co.(1)   9/30/97      10%           37,053         7,654
 ATN Network, Inc.(1)   9/30/97      10%           22,338        21,739
 Pacific
  Acquisition Group    12/31/97      11%          435,500
 Bridge Loan           10/31/97      15%        1,137,750        37,603
  Less Cost of Bridge Loan Acquisition           (125,398)
                                               ----------       -------
      Total                                    $1,562,843       $94,441
                                               ----------       -------

(1)  Affiliated Companies

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                             March 31, 1998 and 1997

NOTE 3 - INCOME TAXES

Deferred income tax liability consist of the following components:


                                           1998                  1997
                                  --------------------    -----------
                                     Book        Tax        Book      Tax
                                    ------      -----      ------    -----

Net (Loss) from operations        (253,439)   (253,439)  (222,172) (222,172)
Other (expenses)                  ( 84,966)   ( 84,966)  (112,743) (112,743)
Extraordinary Item                ( 17,386)   ( 17,386)
                                 ---------   ---------   --------  --------
Income (loss) before income tax   (355,791)   (355,791)  (334,915) (334,915)
                                 ---------   ---------   --------  --------
Tax benefit (expense)                    0           0     66,000    66,000
Less tax benefit carryover         207,477     207,477    207,477   207,477
                                 ---------   ---------   --------  --------
Net deferred tax benefit
  (liability)                  $(1,137,548)$(1,137,548)  $273,477  $273,477


NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                     1998        1997
                                                    ------      ------
     Cash used for:
      Interest                                     $ 17,520    $68,216
      Taxes                                        $      0    $     0


NOTE 5 - DISBURSEMENTS FROM BRIDGE LOAN PROCEEDS
 AND PREFERRED STOCK SALES

Financing activities during 1997 and 1996 consisted of bridge loans ($2,057,750) and preferred stock sales ($1,837,551). The disbursements from the financing escrows were $1,933,499 to the operating account, $1,402,802 for issue costs and $559,000 for debt repayment.

NOTE 6 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for where it is practicable to estimate that value:

Cash and Accounts Receivable - The carrying amount approximates fair value because of the short maturity of those instruments.

Long Term Investments - The fair value of these investments are estimated based on quoted market prices for those and similar investments.

The estimated Fair Values of the Company's Financial Instruments are as follows:

                                          1998                   1997
                                 -------------------     ------------
                                 Carrying      Fair      Carrying
                                  Amount       Value       Amount     Fair
                                 --------     -------     --------   ------
Value

Cash and Accounts Receivable    $ 67,018    $ 67,018    $164,172   $164,172
Notes receivable current      $1,400,000    $700,000
Long Term Investments         $1,769,190    $884,595    $836,000   $836,000

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                             March 31, 1998 and 1997



NOTE 7 - LEASE OBLIGATIONS AND LONG TERM DEBT DISCLOSURE

The Company is obligated on three leases. The leases are as follows:

  Building - The Company utilizes the spaces as both corporate offices and studios. The lease is $5,400 per month and expires May 31, 1998.

  Equipment - The Company has entered a master equipment lease (digital compression equipment) for a period of thirty-six months ending December 31, 1999. The lease has a fair market value purchase option at the end of the lease. Total lease obligation is $390,996 and the lease has been treated as a capital lease. In May 1997, the Company entered into a lease for additional digital equipment for a period of 36 months with payments of $4,302 per month. The lease period is from June 1, 1997 to May 1, 2000. The lease has been capitalized.

  Satellite - The Company leased satellite transponder space under an initial operating lease. The lease is for three years ending July 31, 1999 with a total lease obligation of $2,250,000. The Company has modified its lease reducing its satellite band width from 24 MHZ to 8 MHZ which reduces its future lease cost from $1,187,500 to $619,848 under the lease modification. The Company pays the new lease balance at the rate of $30,000 per month during the period January 1, 1998 through July 1, 1999 when the lease terminates.

Details of lease obligations are as follows:


                         Capitalized        Capitalized        Operating
                          Equipment          Equipment        Transponder
                          Lease #1           Lease #2            Lease
                         ----------         -----------       -----------
    1998                  $139,380           $51,624           $360,000
    1999                  $139,380           $51,624           $210,000
    2000                  $ 24,237
    2000                  $ 24,237

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS.

Revenues

For the three months ended March 31, 1998, revenues were $53,463 and for the comparable three month period in 1997, revenues were $137,735. The decrease in 1998 revenues was due to decrease in digital channel lease revenues by $80,000.

Cost of Operations

For the three months ended March 31, 1998 and March 31, 1997, cost of operations were $115,273 and $220,537, respectively. The $105,264 decrease in cost of operations for the three months ended March 31, 1998 is due primarily to the $97,500 decrease in the cost of satellite expense and $7,211 decrease in the cost of programming.

General and Administrative

For the three months ended March 31, 1998 general and administrative expenses were $126,125 and for the three months ended March 31, 1997, general and administrative expenses were $115,468. The $10,657 increase in general and administrative expenses for the three months ended March 31, 1998 is due to general increases in administrative expenses.

Operating Loss

For the three months ended March 31, 1998, the Company's operating losses were $218,955 and for the comparable period in 1997, the Company's operating losses were $222,172. The loss before income taxes and extraordinary for the three months ended March 31, 1998 was $303,921 as compared to a loss before income taxes for the three months ended March 31, 1997 of $334,915. Net loss for the three months ended March 31, 1998 was $321,307 as compared to a net loss for the three months ended March 31, 1997 of $268,915. The loss before income taxes and extraordinary item in 1998 is $3,490 more than the 1997 loss for the similar period and is due primarily to decreases in the satellite expenses of $97,500 and amortization of debt issue cost of $40,000 being less than the amortization of The Senior Channel of $34,484 and the decrease in revenues caused by the decrease in digital satellite lease revenues.

Net Loss

For the three months ended March 31, 1998 and March 31, 1997, net loss per share was $.02 and $.03, respectively.

                                     PART II
                                OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number             Title of Exhibit
--------------             ----------------

        3.1              Articles of Incorporation of the Company, as amended (1)
        3.2              Bylaws of the Company, as amended (1)
        4.1              Form of Warrant Agreement (1)
        10.1             Lease for Offices (1)
        10.2             Employment Agreement with Dr. Donald W. Shelton (1)
        10.3             Employment Agreement with Randy Moseley (1)
        10.4             Stock Option Agreement with Dr. Donald W. Shelton (1)
        10.5             Stock Option Agreement with Randy Moseley (1)
        10.6             Form of License Agreement (Affiliate Agreement) (1)
        10.7             GE Americom Lease Agreement (1)
        10.8             Master Lease with Insight Investments (1)
        10.9             Promissory Note Extension Agreement with Lyn Broadcasting
                         Corporation (1)
        10.10            Promissory Note Extension Agreement with Shelly Media Marketing (1)
        10.11            Promissory Note Extension Agreement with Cleveland Broadcasting Co.(1)
        10.12            Promissory Note Extension Agreement with ATN Network, Inc.(1)
        10.13            Promissory Note with Super Six, Inc.(1)
        10.14            Promissory Note with Jim Thornbo (1)
        10.15            Promissory Note with Logistic Services International, Inc.(1)
        10.16            Promissory Note with Rajendra Shah (1)
        10.17            Promissory Note with Gary Lamberg (1)
        10.18            Promissory Note with Frank Lyons (1)
        10.19            Loan and Security Agreement with Midas Fund (1)
        10.20            United State Federal Communications Commission Radio Station
                         Authorization (1)
        10.21            Form of Programming Agreement(2)
        10.22            Promissory Note with ATN Network, Inc.(2)
        10.23            "All News Channel" Agreement(2)
        10.24            Promissory Note Extension Agreement with Super Six, Inc.(2)
        10.25            Promissory Note Extension Agreement with Logistics Services, Inc.(2)
        10.26            Promissory Note Extension Agreement with Shelly Media Marketing
                         Corporation(2)
        10.27            Promissory Note Extension Agreement with Cleveland Broadcasting
                         Corporation(2)


        10.28            Promissory Note Extension Agreement with ATN Network
                         Inc.(2) 10.29 Form of Equipment Agreement(2)
        10.30            Channel Use and Programming Agreement with Dominion Sky
                         Angel(2)
        10.31            Agreement of Settlement, Compromise and Assignment(2)
        10.32            Assignment of Senior Channel(2)
        10.33            Agreement with Media Fund, Inc.(2)
        10.34            1995 Stock Option Plan(2)
        27.1             Financial Data Schedule

-----------------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB (File No. 000- 23105), filed with the Securities and Exchange Commission on September 19, 1997.

(2) Previously filed as an exhibit to the Company's Pre-Effective Amendment No. 2 to the Registration Statement on Form 10-SB (File No. 000-23105), filed with the Securities and Exchange Commission on April 10, 1998.


The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMERICAN INDEPENDENT NETWORK, INC.


Date:    May 20, 1998       /s/ Donald W. Shelton
                            ----------------------------------------------------
                            Dr. Donald W. Shelton, Chief Executive Officer


Date:    May 20, 1998       /s/ Randy Moseley
                            ----------------------------------------------------
                            Randy Moseley, President and Chief Financial Officer