Form 10KSB40
period 1997-12-31
AMERICAN INDEPENDENT NETWORK INC
filed 1998-06-19
CIK 1000876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the fiscal year ended  DECEMBER 31, 1997

                                              OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to__________________

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


Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year. $1,243,145.

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. THE AGGREGATE MARKET VALUE OF THE COMPANY'S COMMON STOCK HELD BY NON-AFFILIATES AS OF JUNE 18, 1998 WAS $2,408,647.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. AS OF JUNE 18, 1998, THERE WERE APPROXIMATELY 18,345,587 SHARES OF THE COMPANY'S COMMON STOCK ISSUED AND OUTSTANDING.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                            PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

The Company was incorporated in the State of Delaware on December 11, 1992 under the name Strictly Business, Inc. On September 16, 1993, pursuant to an amendment to the Certificate of Incorporation, the Company changed its name to American Independent Network, Inc. (the "Company" herein). The Company's principal offices are located at 6125 Airport Freeway, Suite 200, Haltom City, Texas 76117.

From inception through March 1994, the Company engaged in no substantive business operations, but was actively seeking and pursuing potential business opportunities. In September 1993, the Company was acquired by Donald Shelton and Randy Moseley in a stock exchange transaction. Commencing in March 1994, the Company began providing programming, media production, and syndication services to television stations.

The Company's initial business strategy focused on entering into agreements with television and cable stations broadcasting in smaller communities and by 1997, the Company had affiliate agreements ("Affiliate Agreements") with over 150 broadcast television and cable stations ("Affiliate Stations").

         Broadcast Television

Broadcast television stations, which are licensed and regulated by the Federal Communications Commission ("FCC"), transmit audio and video signals over the air-waves within a designated signal area on a designated frequency. There are three (3) basic types of broadcast television stations operating in the United States today: (1) full-power network affiliates (ABC; NBC; CBS; FOX; WB Network; and Paramount) ("Network Affiliate"); (2) full-power independent stations, such as UHF channels ("Full Power Stations"); and (3) low power independent stations ("LPTV"). A Network Affiliate receives its programs from its network provider and is generally only permitted to air programs of that particular network, with the exception of FOX, WB Network, and Paramount affiliates who must obtain additional programming. Network Affiliates may air programs from other sources, such as local programming, only a few hours per week and may not broadcast programs of any of the other major networks. Independent Stations include both full-power and low-power stations which are not affiliated with one of the major networks and thus, do not have access to network programming. Instead, they must seek their own programming sources, such as that provided by the Company.

        Cable Television

Cable television was first developed in the 1940's primarily to serve rural communities unable to receive broadcast television signals. Cable television is defined by the FCC as a cable system facility consisting of closed transmission paths and associated signal generation, reception, and control equipment that is designed to provide cable service, including video programming, to multiple subscribers within a designated community. To receive cable transmission, a viewer is required to feed an outside, dedicated wire or cable directly into their home. By 1995, there were more than 11,200 cable systems serving over 60 million subscribers in over 32,000 communities in the United States. Cable system operators range from large multiple system operators that own many systems, to small independent systems that serve as few as several thousand households. Each system operates under a franchise from the local government in the community in which it is located. Cable television is regulated by local municipalities, as well as the FCC. In addition to basic, premium and pay-per view programs provided on cable television, many municipal governments require local cable operators to originate their own programming, called "Community Access" television or "Local Origination."

        Company Affiliates

The Company originally broadcast its programs in analog signal and, by 1996, had Affiliate Agreements with over 150 Affiliate Stations. In late 1996, the Company converted from analog transmission to digital in early compliance with the FCC mandate that all broadcast stations convert to digital transmission by the year 2006. The Company was the first network to convert to digital with multi-channels. As a result of the conversion from analog to digital, the Company's broadcast signal is now transmitted to its Affiliate Stations in digital format, however, most television stations do not have the capability to broadcast a digital signal, thus they are required to decode the Company's digital signal back to analog so that they can rebroadcast the signal to their viewers through their analog transmitter. To enable the Affiliate Stations to decompress the digital signal, the Company was required to furnish each Affiliate Station with digital decoding equipment. Due to the costs of providing the decoding equipment, the Company was not able to furnish the necessary equipment to all of its then existing Affiliate Stations. Accordingly, the Company initially entered into Affiliate Agreements with thirty-three (33) independent Full Power and LPTV stations and Local Origination cable television systems to provide programming services via digital transmission. The Company has since added additional Affiliate Stations and, to date, has agreements with forty-four (44) Affiliate Stations to receive its digital signal. The Company plans to expand its current affiliate base by concentrating its marketing efforts on the 30 largest broadcast territories in terms of viewing households and by reassociating with prior Affiliate Stations. Ten of the Company's current Affiliate Stations are located within the 30 largest designated market areas ("DMA"). The Company is currently evaluating applications from stations desirous of becoming Affiliate Stations and will enter into Affiliate Agreements with these stations when it is able to provide the stations with the necessary decoding equipment.

The following table identifies the Company's current Affiliate Stations, the Affiliate Station's DMA location and ranking, the location of the Affiliate Station, the Affiliate Station's title, and the approximate number of households in such DMA:


------------------------------------------------------------------------------------------------------
   RANK        DESIGNATED MARKET AREA          DMA LOCATION        STATION NAME         NO. OF
                        (DMA)                                                         HOUSEHOLDS
------------------------------------------------------------------------------------------------------
    2       Los Angeles                   Temecula, CA           KFMG-TV 67                  100,000
------------------------------------------------------------------------------------------------------
    4       Philadelphia                  WinslowTownship, NJ    WPSJ-TV 8                 1,505,000
------------------------------------------------------------------------------------------------------
    7       Washington, D.C.              Arlington, VA          WTMV-TV 14                1,750,000
------------------------------------------------------------------------------------------------------
    10      Atlanta                       LaGrange, GA           WGBN-TV 33                  100,000
------------------------------------------------------------------------------------------------------
    13      Cleveland                     Cleveland, OH          WAX-TV 35                 1,260,000
                                                                 WAOH-TV 29S
------------------------------------------------------------------------------------------------------
    15      Tampa                         Sebring, FL            WOCX-TV 5                    85,000
------------------------------------------------------------------------------------------------------
    17      Phoenix                       Prescott, AZ           KUSK-TV 7                 1,000,000
------------------------------------------------------------------------------------------------------
    17      Phoenix                       Phoenix, AZ            KTVP-TV 56                  200,000
------------------------------------------------------------------------------------------------------
    20      Sacramento                    Sacramento, CA         KBTV-TV 25                  500,000
------------------------------------------------------------------------------------------------------
    22      Orlando/Dayton                Orlando, FL            WNTO-TV 26                1,117,093
            Beach/MelbourneS
------------------------------------------------------------------------------------------------------
    27      Hartford                      Hartford, CT           WHTX-TV 10                  120,000
------------------------------------------------------------------------------------------------------
    34      Columbus                      Columbus, OH           WLWG-TV 62                  505,000
------------------------------------------------------------------------------------------------------
    36      Salt Lake City                Logan, UT              KUTN-TV 12                   45,000
------------------------------------------------------------------------------------------------------
    38      San Antonio                   San Antonio, TX        KSAA-TV 19                  160,000
------------------------------------------------------------------------------------------------------
    40      Buffalo                       West Valley, NY        WNGS-TV 67                  250,000
------------------------------------------------------------------------------------------------------
    40      Buffalo                       Olean, NY              W25AK-TV                     17,000
------------------------------------------------------------------------------------------------------
    42      Memphis                       Memphis, TN            WBII-TV 20                  302,845
------------------------------------------------------------------------------------------------------
    43      Oklahoma City                 Edmond, OK             K07TX-TV                     40,000
------------------------------------------------------------------------------------------------------
    43      Oklahoma City                 Norman, OK             KTOU-TV 22                  170,000
------------------------------------------------------------------------------------------------------
    43      Oklahoma City                 Stillwater, OK         K19DF-TV                     50,000
------------------------------------------------------------------------------------------------------
    44      West Palm Beach               West Palm Beach, FL    WINQ-TV 19                  420,000
------------------------------------------------------------------------------------------------------
    44      WPB/Ft. Pierce                Vero Beach, FL         WWCI-TV 10                   87,000
------------------------------------------------------------------------------------------------------
    58      Tulsa                         Grove, OK              KELF-TV 43                   20,000
------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------
    60      Knoxville                     Heiskell, TN           WFEM-TV 12                   39,000
------------------------------------------------------------------------------------------------------
    60      Knoxville                     Oneida, TN             Cable Channel 4               3,700
------------------------------------------------------------------------------------------------------
    61      Mobile, AL/Pensacola, FL      Pensacola, FL          WBOP-TV 12                   35,000
------------------------------------------------------------------------------------------------------
    65      Wichita/Hutchinson            Kiowa, KS              KDE-TV 36                     6,500
------------------------------------------------------------------------------------------------------
    66      Toledo                        Bellevue, OH           WBF-TV 21                     6,500
------------------------------------------------------------------------------------------------------
    71      Lexington                     East Bernstadt, KY     WOBZ-TV 9                   125,000
------------------------------------------------------------------------------------------------------
    72      Des Moines                    Marshalltown, IA       KDAO-TV 39                   35,000
------------------------------------------------------------------------------------------------------
    76      Paducah                       Union City, TN         WOBT-TV 9                     5,000
------------------------------------------------------------------------------------------------------
    77      Texarkana/Shreveport          Hope, AR               KTSS-TV 55                   25,000
------------------------------------------------------------------------------------------------------
    81      Huntsville/Decatur/Florence   Florence, AL           WBCF-TV 3                    30,000
------------------------------------------------------------------------------------------------------
    97      Evansville                    Mt. Carmel, IL         WCJ-TV 12                    30,000
------------------------------------------------------------------------------------------------------
   100      Savannah                      Ailey, GA              W46CA-TV                     50,000
------------------------------------------------------------------------------------------------------
   103      Ft. Wayne                     Auburn, IN             W07CL-TV                    237,090
------------------------------------------------------------------------------------------------------
   115      San Luis Obispo               San Luis Obispo, CA    KSLO-TV 20                  180,000
------------------------------------------------------------------------------------------------------
   118      Reno                          Hawthorne, NV          KWI-TV 13                     9,000
------------------------------------------------------------------------------------------------------
   125      Columbus, GA                  Columbus, GA           WCGT-TV 16                   86,000
------------------------------------------------------------------------------------------------------
   128      Corpus Christi                Corpus Christi, TX     K07UD-TV                     49,000
------------------------------------------------------------------------------------------------------
   131      Chico/Redding                 Redding, CA            K04NV-TV                     70,000
------------------------------------------------------------------------------------------------------
   155      Bangor, ME                    Banger, ME             WBGR-TV 33                   50,000
------------------------------------------------------------------------------------------------------
   205      Juneau, AK                    Sitka, AK              KSCT-TV 5                     2,900
------------------------------------------------------------------------------------------------------
        TOTAL STATIONS = 44             TOTAL DMAS COVERED = 37               TOTAL HHS = 10,878,628
                                                                                      (APPROX.)

In December 1997, the Company entered into an agreement with Dominion Sky Angels, a satellite direct television digital system, to add the Company as a separate channel. The channel began broadcasting in February 1998 and can be seen on the Dominion DBS Television System by persons owning a Dish(TM) NetWork satellite receiver, as well as in over 1,500 hotel rooms at the Imperial Palace Hotel and Casino in Las Vegas, Nevada. In addition, Internet users with AudioNet can view the Company's programs on their computers while it is being aired on the network. The Company's web site is located at www.aini.com.

In December 1997, the Company and Media Fund, Inc. ("MFI") entered into an agreement pursuant to which MFI will receive 1,875,000 shares of the Company's Common Stock, assets with a book value of $2,818,933 and 20% of the commercial time slots on the Company's channels for a period of four (4) years commencing in December 1998 in exchange for the payment of $5,000,000 to be paid in installments and up to 12 hours per day of network quality programming for the life of the contract. The agreement is renewable for five (5) years (See "Exhibit 6.33"). MFI is in the business of helping growing businesses gain access to media and professional advertising and marketing services by purchasing the appropriate type and amount of media to bring its client companies' products and services to its target markets.

The Company has a wholly-owned subsidiary, Eureka Media & Trading, Inc., which was formed in the State of Nevada on September 6, 1995. To date, the subsidiary corporation has not conducted operations. The Company is in the process of changing the name to "Senior Channel, Inc."

THE BUSINESS

PRINCIPAL SERVICES

The Company provides family-oriented television to a network of television stations and cable systems nationwide ("Affiliates" or "Affiliate Stations"). The Company also provides media production and syndication services, as well as satellite uplink services on behalf of certain cable channels. The Affiliate Stations serviced by the Company are primarily "independent" stations, meaning that they have no affiliation with the major network organizations (NBC; ABC; CBS; FOX; WB Network; and Paramount). A station which is affiliated with one of the major networks is provided programming by the managing network organization, whereas independent stations must either produce their own programs at a significant expense, or purchase such programming from an outside source, such as the Company. The programs provided by the Company cover a wide array of topics and interests, and include cartoons, sports, sitcoms, movies, news and weather, comedy, science, health shows, documentaries, and public interest programs. The Company also offers original programs such as The Junior National Achievers Awards, National Golden Gloves, The Better Life Show, Television Factory Direct, Under Sea Adventures, Travel Escapades, celebrity golf tournaments, professional boxing, fishing expeditions and interactive programming. The Company maintains a library of over 2,000 licensed and wholly owned programs, including nostalgic and vintage genre films, as well as newly produced movies.

        Program Inventory

The Company amasses its program inventory by various methods, including licensing the rights from program owners and syndicators, purchasing the rights, or by producing its own programming.

The vast majority of the Company's programs are procured via license agreements with program owners and syndicators (collectively referred to herein as "Program Owners"). The "National Association of Programers and Television Executives" ("NAPTE") is an annual industry convention where broadcasters, such as the Company, are able to view program offerings, meet with Program Owners, and negotiate licensing terms. The Company's officers have attended several NAPTE conventions and have been successful in negotiating licensing rights to many of its family oriented programs. In addition to contacts generated through the NAPTE convention, the Company has, on occasion, been contacted at its offices by Program Owners seeking to license their programs to the Company. Due to the immense array and amount of programming material available, and the large numbers of Program Owners, the Company has numerous contacts and a variety of products from which to choose and is not dependent upon any one party for its programming selections.

The form of agreement utilized by the Company to secure licensing rights with program owners and syndicators contains barter terms pursuant to which the Company obtains broadcasting rights to certain identified programming and in exchange, the Company gives the Program Owner advertising time during the broadcast of such programs. In a thirty (30) minute program there are normally eight (8) minutes of commercial time, which time is allocated as follows: three
(3) minutes to the Program Owner; two (2) minutes to the Affiliate Station; and three (3) minutes to the Company. The Program Owner can then sell the advertising time to outside parties, thereby earning income on the licensing of their program to the Company. The contract is generally for a term of fifty-two
(52) weeks and is cancelable by either party upon two (2) weeks written notice. The Company has the right to refuse any program, without prior notice, if the content, subject matter, or production quality does not meet the Company's standards.

The Company entered into a License Agreement with All News Channel ("ANC"), commencing as of January 1, 1998 and ending on December 31, 1998, pursuant to which the Company has the right to broadcast ANC's national, international, weather and sports news coverage during specified time slots Monday through Sunday for a licensing fee of $542 per month. Each news segment is 30 minutes in length, including commercial time of approximately 7 minutes. Of the available commercial time, ANC reserves 3 minutes and the Company is allotted 4 minutes for its own use. The Company is also permitted to preempt certain segments of the ANC broadcast with its own news material. Currently, the Company airs ANC approximately 25 times per week. In the event the Company fails to pay the licensing fee or any part thereof during the term of the agreement, ANC may terminate the agreement upon thirty days advance written notice to the Company.

The Company has purchased the rights to select public-domain movies. These purchase arrangements are generally done pursuant to oral contract and involve a one-time payment by the Company. The Company has sole discretion in determining when and how often to run its wholly owned programs. The Company owns approximately 2,000 shows and movies outright, however the majority of the Company's current broadcast list continues to be licensed programs.

The Company has the facilities to produce its own programming, but due to the wide availability and low cost of finished programing and the high cost associated with producing its own programming, the Company no longer produces its own programs. However, the Company does lease its production facilities and certain equipment to third-parties for their production needs.

In 1996, the Company made the conversion from analog to digital transmission of its programs in early compliance with the Federal Communications Commission mandate that all broadcast stations convert to digital transmission by the year 2006. Digital technologies enable the cable system to compress multiple digital channels into the bandwidth currently required for a single analog channel, thereby permitting a cable system to significantly expand its current channel capacity with a much lower capital investment than would be required to install fiber optic cables or to make other major infrastructure upgrades. As a result of the conversion to digital transmission, the Company was able to expand its single channel to a total of five (5) channels.

The Company utilizes one of its five channels for broadcast of its own programs. On April 3, 1997, the Company leased its third channel to Lionshead Entertainment, Inc. to broadcast as the "Senior Channel" with 24 hour programming designed for the senior citizen market. The agreement was for a term of three years and required LEI to pay the Company $98,000 per month. LEI failed to pay accrued amounts due and was in arrears to the Company and in breach of its contract. In December 1997, the Company and LEI agreed to a Settlement, Compromise and Assignment pursuant to which LEI assigned to the Company all of its rights, title and interest in any intellectual property rights relating to the Senior Channel, including, but not limited to, its rights in the "Senior Channel" name. The Settlement Agreement and Assignment were executed on February 28, 1998 and are effective as of December 1997. In exchange for the foregoing, the Company released LEI from its contract and deemed all amounts owed by LEI to the Company paid in full.

The Senior Channel was founded to address the interests and needs of the growing senior population. The Company intends to operate the channel as a wholly owned subsidiary and is in the process of changing the name of its subsidiary, Eureka Media & Trading, Inc. to "Senior Channel, Inc." The Company plans to broadcast on the Senior Channel 24 hours per day and will include applicable programming currently in the Company's library, as well as new programs geared specifically for the senior market. The Company is seeking to include Gospel Music, Big Band Hour, The Low Fat Gourmet, Senior Travel Show, The Washington Spy, Whatever Happened To ?, and Senior Lifestyles in its Senior Channel programming schedule. In addition, Dominion Shy Angels has expressed interest in including the Senior Channel on its direct satellite system.

The Company is negotiating with parties to lease its additional three channels on the digital compression system uplinking to the satellite. Broadcast Magazine estimated that there are over 65 new cable channels who have announced that they are ready to commence broadcasting and are seeking channel space. Accordingly, the Company believes that it will be able to enter into a lease agreement for the remaining channels.

The Company has a website located at www.aini.com. The Company's website provides information regarding the Company and about future programming. In addition, the Company's website has live video and audio feeds of the Company's programs which are only accessible to computers with adequate memory via AudioNet.

MARKETING STRATEGY; PRINCIPAL MARKETS AND CUSTOMERS

The Company essentially has two products to distribute to generate revenues: (1) sale of its programming; and (2) sale of the commercial advertising time within the programming.

        (1) Programming:

Marketing Strategy: The Company markets its programming to broadcast and cable television stations on the strength of its quality family oriented programming and its attractive barter system pursuant to which the Affiliate Station retains 4 minutes per hour of advertising time. Under this barter system, an Affiliate Station is not required to spend money to receive programming ("no-cost programming"). The Nielsen Designated Market Area Television Households publishes an annual Television Market Rankings which lists the identity of stations, its market, ranking and estimated number of households. The Company contacts many of these stations through direct mailings and other advertisements. In addition, the Company is introduced to potential Affiliate Stations at industry conventions and through other Affiliates' recommendations. Stations also hear about the Company at industry conventions and from other stations, programmers, equipment manufacturers and suppliers, and then contact the Company to inquire about becoming an Affiliate Station. As the Company expands into the top 30 markets, it will make personal visits and telephone calls to the independent stations that it has targeted as good candidates for affiliation with the Company.

Customers: The Company's potential customers for its programming includes all television and cable stations. The Company originally broadcast in analog signal and had Affiliate Agreements with over 150 television and cable stations. In connection with its conversion to digital transmission and the associated costs of furnishing its Affiliate Stations with digital decoding equipment, the Company was not able to furnish the equipment to all of its then existing Affiliate Stations. The Company has entered into agreements with 44 Affiliate Stations (for a complete list of the Company's Affiliate Stations, please refer to Page 4) and is currently evaluating applications from additional stations desirous of affiliating with the Company. The Company plans to concentrate on adding stations located in the top 30 DMAs.

A station which has been added as an affiliate of the Company is required to broadcast a minimum of 12 hours of the Company's broadcast within a 24 hour period. In general, the terms of the Affiliate Agreement between the Company and each Affiliate Station provides that the Affiliate Station will receive 24 hours of television programming, during which the Affiliate Station may use approximately four (4) minutes per hour for local commercials or other announcements. The Affiliate Agreement also provides that the Affiliate must broadcast the Company's programs in their entirety, submit a weekly affidavit of its broadcast logs showing the number of hours per day that the Company's programming was broadcast on the Affiliate Station, maintain all necessary permits and licenses, and may not preempt or disrupt the Company's national advertisements. Either party may cancel the agreement at any time with thirty (30) days written notice.

Upon request, the Company also provides its Affiliate Stations with promotional packages, as well as press releases and recorded audio announcements. Promotional packages may include: (i) customized station IDs; (ii) Company Network ID's with a common theme designed to show the distinctiveness of the Affiliate Station by its association with the Company's network; (iii) 30 second generic promotions for each element of Company program content; (iv) 10 second and 30 second program-specific promotions for the different programs provided by the Company, including movies and shorts; (v) opening and closing "bumpers" for all programs (a bumper is a short introduction or closing which provides a smooth transition from program segments to commercials and vice-versa); (vi) animated promotions; and (vii) 30 second and 60 second radio commercials promoting the station's affiliation with the Company.

In exchange for providing the Affiliate Stations with programming and commercial time, the Company retains the remainder of the advertising time which it sells to advertising firms and independent advertisers, and uses to barter with third-parties to acquire additional programs. A critical factor in attracting advertisers is the Affiliate Stations's market since each viewer comprising such market represents a potential customer for the advertiser's product. Therefore, the Company's access to the Affiliates' markets is integral to selling the advertising time.

        (2) Advertising:

Marketing Strategy and Customers

The Company markets its advertising time to (i) to Program Owners; (ii) Affiliate Stations; and (iii) advertising agencies and independent advertisers.

Program Owners: In exchange for licensing rights to select programming, the Company gives the Program Owner advertising time during the broadcast of such programming. The Program Owner is then able to sell the advertising to outside parties. The Company generally contracts with Program Owners at the NAPTE convention and accordingly, is not required to actively market this segment of its advertising time.

Affiliate Stations: The Company provides programming and advertising time to its Affiliate Stations in exchange for retaining advertising time and access to the Affiliate Stations' markets. In a traditional broadcasting contract, an affiliate station would retain all available advertising time, which it would then sell to outside advertisers, and the network would receive a fee from the affiliate station. However, the Company believes that by selling retained commercial time to outside advertisers, it is able to generate higher revenues than it would otherwise receive in fees from its

Affiliate Stations. Advertising time is generally a component of the programming contract with Affiliate Stations, accordingly, the Company is not required to separately market the advertising time to Affiliate Stations.

Advertisers: Approximately 25% of the Company's revenues come from sales of commercial time to advertising agencies and independent advertisers. The monetary value of this time is based upon the estimated size of the viewing audience; the larger the audience, the more the Company is able to charge for the advertising time. To measure the size of a viewing audience, networks and stations generally subscribe to nationally recognized rating services, such as Nielsen. Initially, the Company's Affiliate Stations were located in the smaller market areas of the country. However, the Company's goal is to enter into Affiliate Agreements with stations located in the top 30 demographic market areas ("DMA") in order to obtain Nielsen ratings to allow the Company to charge higher rates for their advertising time. Presently, the Company has Affiliate Stations in 9 of the top 25 DMAs and 19 of the top 50 DMAs. Sales of the Company's advertising time to advertising agencies and to independent advertisers is generally by referrals or by advertisers contacting the Company. In some instances, the Company has solicited advertising agencies.

In addition to sales of its programming and advertising time, the Company also generates revenues through (i) sales of programming time slots to companies desiring to air their own programs; (ii) leasing of its digital satellite channels; (iii) direct response marketing of products advertised on the network; and (iv) leasing of its production facilities.

COMPETITION

The broadcast industry is highly competitive and, as a result of the wide range of programming available in both the broadcast and cable formats, the Company competes with a large number of competitors, many of whom may offer similar programs. The Company competes for available air time, channel capacity, advertiser revenue, revenue from license fees, number of viewing households, and programming material. The Company believes its strongest competitive advantages are (i) the quality of its family oriented programming; (ii) its advertising rates; (iii) the markets in which its programming is broadcast; and (iv) its no-cost programming.

Quality Family Oriented Programming: The Company's programming philosophy is centered on family viewing and it believes that there is strong public support (as evidenced by Congress' hearings on appropriate programming and the recent mandate to add the content ratings symbols on the television screens as the programs are aired) for rated "G" programming which is appropriate for viewing by the entire family. As major networks are permitting more violence, sexual content, and offensive language within their programming, the Company believes that there is a strong and growing contingent of families who will demand programs that are more aligned with their family values. The Company intends to position itself as the "family network" to fill this niche. Although the Company does not believe that its family oriented programming will put it in direct competition with the larger and more established networks, it does believe that its programming, in combination with other factors, will establish the Company as a premiere network.

Advertising Rates: The Company also competes with other networks on the basis of its advertising rates. The Company's barter system allows it to keep its rates low, thereby making advertising with the Company a viable alternative for many companies whose revenues do not permit them to pay the exorbitant fees required to advertise on the major networks. In addition, as other networks increase the cost of producing shows, such as the recently announced $13,000,000 per episode of E.R. on NBC, they must increase the fees charged to advertisers in order to recoup their expenses. Since the Company does not produce its own shows and has relatively low overhead, it is able to maintain very competitive advertising rates.

Markets: The leading networks, based upon total number of affiliated stations, are ABC, CBS, NBC, and FOX. Each of these competitors are more established than the Company, have significantly greater name recognition and viewer loyalty, as well as greater industry, financial, distribution and marketing, programming, personnel and other resources than the Company. Moreover, the television market has seen a continual increase in the number of networks, including the addition of Warner Brothers Network (WB) and United Paramount Network (UPN) in 1994. As the number of networks increase, the Company will face greater competition for available syndicated programs, viewers, and for affiliates who wish to carry their broadcasts. The Company also believes that other forms of quasi-networks, including QVC and the Home Shopping Network and so called "superstations" such as WTBS and WGN, will also be a significant source of competition. At present, the Company is approximately the tenth largest network based upon the total aggregate households covered by the Company's Affiliate Stations. The Company currently broadcasts in 10 of the top 30 DMAs and broadcasts in an aggregate of approximately 10,878,628 households. The Company intends to increase its household viewership by entering into additional markets in the top 30 DMAs.

No-Cost Programming: In a typical broadcasting arrangement, the network charges the affiliate station a fee to broadcast its programs and the affiliate retains most, if not all, of the advertising time. The fees charged by the networks generally represent a large portion of the affiliate's expenses and may be prohibitive to many of the smaller affiliate stations. The Company is able to compete with the high fees charged by other networks with its no-cost barter arrangement which enables affiliate stations to broadcast quality programs without the usual associated costs. Under the Company's barter system, the Company provides programming and advertising time to its Affiliate Stations and, in exchange, the Company retains advertising time and gains access to the Affiliate Stations' viewing market. The Company earns revenues on its programming by selling the retained advertising time to outside advertisers.

In addition to the foregoing, the Company believes that the recent introduction of direct satellite services ("DSS") will directly compete with cable systems and increase the pressure for additional channels and services. DSS systems offer their subscribers more than twice as many channels as most cable systems, with better audio and video quality. The price of satellite dishes are competitive with premium cable fees and industry analysts expect the approximately 4.5 million DSS subscribers to increase to 19 million by the year 2000. In December 1997, the Company entered into an agreement with Dominion Sky Angels to add the Company as one of its 16 channels. The channel is delivered through EchoStar via the small 18-inch dish.

RELIANCE ON CUSTOMERS

The Company currently provides programming services to forty-four (44) Affiliate Stations. The Company is not dependant upon any one station for its revenues, however, the loss of several stations could adversely effect the Company's results of operations.

The Company also sells advertising time slots on its programming to various advertisers. The revenues generated by sale of the advertising slots represents approximately 25% of the Company's income, however, taken as a whole, no one company provides a large portion of such income. Accordingly, the Company is not dependent upon one or a few major advertisers, however, the loss of a significant number of advertisers could adversely effect the Company's results of operations.

The Company is negotiating to lease its additional channels on the digital compression system uplinking to the satellite. Broadcast Magazine has estimated that there are over 65 new cable channels who have announced they are ready to commence broadcasting and are seeking channel space. Accordingly, the Company believes that it will be able to enter into lease agreements for the remaining channels.

ENVIRONMENTAL COMPLIANCE

The Company's business is not subject to any federal, state or local environmental laws.

PATENTS, TRADEMARKS AND SERVICE MARKS

The Company does not currently hold patents, copyright marks or service marks on any of its products, however, the Company may apply for such intellectual property right protections if future conditions indicate that this would be in the Company's best interests.

On July 18, 1997, the Company was granted a Radio Station Authorization by the FCC. The Radio Station Authorization, which authorizes the Company to build and operate a domestic fixed transmit/receive C-band earth station (uplink system) on the Company's premises, expires July 18, 2007.

The Company has entered into license agreements with several syndicators and program owners for the use of their programming. Under the agreements, which are generally non-exclusive, the Company is granted the right to exhibit, distribute and transmit by means of broadcast or cablecast, a particular program. In consideration thereof, the Company provides advertising time during such program to the syndicator. The amount of advertising time, the length, and other terms of the license agreement vary, depending upon the type of program being licensed.

The Company has also entered into Affiliate Agreements with each of its Affiliate Stations pursuant to which the Company provides programming and other amenities in exchange for advertising time during such programming. The Company either utilizes such advertising time or sells it to third parties. The terms of the Affiliate Agreements vary depending upon the type of programming being provided by the Company, the length of the agreement, as well as other variables. The Company currently has 44 Affiliate Stations with whom it has entered into comparable Affiliate Agreements.

GOVERNMENT REGULATIONS

Broadcasting of the Company's programming, both by the Company and its Affiliates, is subject to the rules and regulations of various federal, state and local agencies. The Company believes that it currently complies with applicable laws and regulations governing cable and television broadcasts, however, in the event that such laws are subsequently modified, there can be no assurance that the Company will be able to continue to comply with such laws. Failure to comply could have serious negative implications for the Company.

EMPLOYEES

The Company has nine (9) full time employees and two (2) part-time employees. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are satisfactory.

"YEAR 2000" ISSUES

The Company has conducted a comprehensive review of its computer systems to identify any business functions that could be affected by the "Year 2000" issue. As the millennium ("Year 2000") approaches, businesses may experience problems as the result of computer programs being written using two digits rather than four to define the applicable year. The Company has conducted a comprehensive review of its computer systems to identify those areas that could be affected by the "Year 2000" issue. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, this could result in extensive miscalculations or a major system failure.

The Company relies on industry standard software. Certain manufacturers have already provided the Company with upgraded software to address the "Year 2000" issue and the Company believes that its remaining software manufacturers will modify their programs accordingly. In the event the remaining manufacturers do not upgrade their software packages, the Company will replace such software with programs that address the "Year 2000" issue. The Company believes that by modifying existing software and converting to new software, the "Year 2000" issue will not pose significant operational problems and is not anticipated to require additional expenditures that would materially impact its financial position or results of operations in any given year.

ITEM 2.        DESCRIPTION OF PROPERTY.

The Company entered into a lease agreement ("Lease Agreement") on June 1, 1995 for its principal offices located at 6125 Airport Freeway, Haltom City, Texas 76117. The premises measure approximately 13,900 square feet and are used for the Company's general office and administrative purposes, as well as for their programming services, warehouse needs and full-service production studio. The Company subleases part of the office space to other companies engaged in the television and media business.

The initial term of the Lease Agreement was for a period of twenty-four (24) months commencing on June 1, 1995 and terminating on May 31, 1997. The Company renewed the lease for an additional twelve (12) months, up to and including May 31, 1998 and is in the process of negotiating to extend the lease term. The Company believes that the premises are acceptable for their current operating needs.

ITEM 3.        LEGAL PROCEEDINGS.

The Company is not currently involved in any material legal proceeding and is not aware of any material legal proceeding threatened against it.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of fiscal year ended December 31, 1997, no matter was submitted to the vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Stock.

The Registrant's Common Stock is not registered on any exchange and, at present, there is no established public trading market for the Common Stock.

As of June 18, 1998 the Company had approximately 325 shareholders of record for its Common Stock and approximately 18,354,587 shares of Common Stock issued and outstanding.

Although holders of the Company's Common Stock are entitled to receive dividends, there can be no assurance that the Company will have sufficient funds to pay such dividends, or even if such funds are available, that the Company will be permitted to make such dividend payments under the provisions of the Delaware General Corporate Law or other applicable laws. Delaware law prohibits the Company from paying dividends or making other distributions if the Company would be unable to pay its debts as they become due in the usual course of business or if the Company's assets would be less than its liabilities after giving effect to such dividend or distribution. Further, the policy of the Board of Directors has been and continues to be to retain earnings in order to fund operations and continue the development and expansion of the Company.

To date, the Company has not declared or paid any dividends with respect to its Common Stock. Future cash dividends on the Common Stock, if any, will be determined by the Company's Board of Directors and will be based upon the Company's earnings, capital requirements, financial conditions and other factors deemed relevant by the Board of Directors.

None of the Company's current agreements contain restrictions on the payment of dividends, however, future financing arrangements may contain such restrictions.

Recent Sales of Unregistered Securities

From 1995 through 1996, the Registrant sold an aggregate of $548,750 in 15% Guaranteed Promissory Notes ("Bridge A Notes"). There were 50 investors, 32 of whom were accredited and 18 of whom were non-accredited investors. Prior to investing in the Company, potential investors were provided with a Confidential Private Placement Memorandum which contained the Company's most recent audited financial statements, current information regarding the Company, estimated use of offering proceeds, and risks associated with an investment in the Company, as well as other relevant information. Potential investors were also given the opportunity to ask questions of the Company regarding the Company, the notes, and the offering. The sales were made in reliance upon exemptions from registration pursuant to Section 4(2) and Regulation D promulgated under the Act. The offering was not underwritten, and there were no underwriting discounts or commissions. The Bridge A Notes are convertible into restricted Common Stock of the Company at a per share conversion price of $3.25. Commencing in October 1997 through February 1998, an aggregate of $83,750 of the Bridge A Notes were converted into 25,769 shares of the Company's Common Stock. The Common Stock was issued pursuant to an exemption from registration under Section 3(a)(9) of the Act. All shares of Common Stock issued upon conversion of the Bridge A Notes were issued with the appropriate restrictive legend.

In March 1996, the Company commenced a private offering of 15% Guaranteed Promissory Notes with a face value of $1,000 ("Bridge B Notes") for an aggregate of $574,000 in gross offering proceeds. The offer and sale of the Bridge B Notes did not involve a public offering. There were a total of 52 investors, 49 of whom were accredited and 3 of whom were non-accredited investors. Prior to investing in the Company, potential investors were provided with a Confidential Private Placement Memorandum which contained the Company's most recent audited financial statements, current information regarding the Company, estimated use of offering proceeds, and risks associated with an investment in the Company, as well as other relevant information. Potential investors were also given the opportunity to ask questions of the Company regarding the Company, the Units, and the offering. The sales were made in reliance upon exemptions from registration pursuant to Section 4(2), Section 4(6), and Regulation D under the Act. The offering was not underwritten, consequently, there were no underwriting discounts or commissions. The Bridge B Notes are convertible into restricted Common Stock of the Company at a per share conversion price of $3.25. During the period November 1997 through January 1998, an aggregate value of $40,000 in Bridge B Notes were converted into 12,305 shares of the Company's Common Stock. The Common Stock was issued pursuant to an exemption from registration under
Section 3(a)(9) of the Act. All shares of Common Stock issued upon conversion of the Bridge B notes were issued with the appropriate restrictive legend.

During the period of July 1996 through May 1997, the Company conducted a private offering of Units at an offering price of $6.50 per Unit. Each Unit was comprised of one share of Series B Preferred share and one Investor Warrant. The Series B Preferred Shares are convertible into two (2) shares of Common Stock and the Investor Warrants are exercisable into one share of Common Stock upon the occurrence of certain events and expire one year thereafter. Prior to investing in the Company, potential investors were provided with a Confidential Private Placement Memorandum which contained the Company's most recent audited financial statements, current information regarding the Company, estimated use of offering proceeds, and risks associated with an investment in the Company, as well as other relevant information. Potential investors were also given the opportunity to ask questions of the Company regarding the Company, the Units, and the offering. The offer and sale of the Units did not involve a public offering. There were a total of 286,625 Units sold for a total of $1,863,059 in gross offering proceeds. There were 105 investors, 100 of whom were accredited and 5 of whom were non-accredited. The Units were sold in reliance upon the exemptions from registration pursuant to Section 4(2) and Regulation D under the Act. The offering was not underwritten, consequently there were no underwriting discounts or commissions. During the period September 1997 through March 1998, 229,273 shares of the issued and outstanding Series B Preferred Stock converted were converted into 458,546 shares of the Company's Common Stock. The Common Stock was issued pursuant to an exemption from registration under Section 3(a)(9)
of the Act. All shares of Common Stock issued upon conversion of the Series B Preferred shares were issued with the appropriate restrictive legend. To date, none of the Investor Warrants have been converted into Common Stock of the Company.

During March 1997, the Company sold 15% Guaranteed Promissory Notes with a face value of $10,000 each ("Bridge C Notes") for an aggregate of $125,000 in gross offering proceeds. The offer and sale of such notes did not involve a public offering and were sold only to accredited investors. There were a total of 5 accredited investors. Prior to investing in the Company, potential investors were provided with a Confidential Private Placement Memorandum which contained the Company's most recent audited financial statements, current information regarding the Company, estimated use of offering proceeds, and risks associated with an investment in the Company, as well as other relevant information. Potential investors were also given the opportunity to ask questions of the Company regarding the Company, the notes, and the offering. The notes were sold in reliance upon Section 4(2) and Regulation D promulgated under the Act. The offering was not underwritten, therefore, there were no underwriting discounts or commissions. During the period November 1997 through March 1998, 100% of the Bridge C Notes were converted into 38,463 shares of the Company's Common Stock. The Common Stock was issued pursuant to an exemption from registration under
Section 3(a)(9) of the Act. All shares of Common Stock issued upon conversion of the Bridge C Notes were issued with the appropriate restrictive legend.

On May 12, 1997, Frank J. Lyons ("Lyons"), an individual, loaned $100,000 to the Company. As partial consideration for extending the loan to the Company, the Company issued Lyons 20,000 shares of Common Stock. Mr. Lyons represented to the Company that he is an accredited investor. The issuance of the foregoing shares did not involve a public offering. The foregoing loan and issuance of Common Stock were effected in reliance upon the exemptions from registration provided by Section 4(2) of the Act and Regulation D promulgated thereunder. There were no underwriting discounts or commissions in connection with this transaction.

On May 12, 1997, Gary Lamberg ("Lamberg"), an individual, loaned $50,000 to the Company. As partial consideration for extending the loan to the Company, the Company issued Lamberg 10,000 shares of Common Stock. Mr. Lamberg represented to the Company that he is an accredited investor. The issuance of the foregoing shares to Mr. Lamberg did not involve a public offering. The foregoing loan and issuance of Common Stock were effected in reliance upon the exemptions from registration provided by Section 4(2) of the Act and Regulation D promulgated thereunder. There were no underwriting discounts or commissions in connection with this transaction.

On July 1, 1997, Super Six, Inc. ("Super Six") loaned $30,000 to the Company. As partial consideration for extending the loan to the Company, the Company issued Super Six 60,000 shares of Common Stock. The equity owners of Super Six each individually represented to the Company that they are accredited investors. The offer and sale of the foregoing shares did not involve a public offering. The foregoing loan and issuance of Common Stock were effected in reliance upon the exemptions from registration provided by Section 4(2) of the Act and Regulation D promulgated thereunder. There were no underwriting discounts or commissions in connection with these transactions.

On August 1, 1997, James Thornbo ("Thornbo"), an individual, loaned $25,000 to the Company. As partial consideration for extending the loan to the Company, the Company issued Thornbo 9,079 shares of Common Stock. Mr. Thornbo represented to the Company that he is an accredited investor. The issuance of the foregoing shares did not involve a public offering. The foregoing loan and issuance of Common Stock were effected in reliance upon the exemptions from registration provided by Section 4(2) of the Act and Regulation D promulgated thereunder. There were no underwriting discounts or commissions in connection with these transactions.

On August 1, 1997, Raji Shah ("Shah"), an individual, loaned $38,000 to the Company. As partial consideration for extending the loan to the Company, the Company issued 12,500 shares to Mr. Shah. Mr. Shah represented to the Company that he is an accredited investor. The issuance of the foregoing shares did not involve a public offering. The foregoing loan was effected in reliance upon the exemptions from registration provided by Section 4(2) of the Act and Regulation D promulgated thereunder. There were no underwriting discounts or commissions in connection with these transactions.

On August 4, 1997, Logistics Services International, Inc. ("Logistics") loaned $50,000 to the Company. As partial consideration for extending the loan to the Company, the Company issued Logistics 4,285 shares of Common Stock. The equity owner of Logistics represented to the Company that he is an accredited investor. The issuance of the foregoing shares did not involve a public offering. The foregoing loan and issuance of Common Stock were effected in reliance upon the exemptions from registration provided by Section 4(2) of the Act and Regulation D promulgated thereunder. The offering was not underwritten, and there were no underwriting discounts or commissions.

On August 28, 1997, Midas Fund Ltd. ("Midas") loaned $100,000 to the Company. As partial consideration for extending the loan to the Company, the Company issued Midas 20,000 shares of Common Stock. The equity owners of Midas have each individually represented to the Company that they are accredited investors. The issuance of the foregoing shares did not involve a public offering. The foregoing loan and issuance of Common Stock were effected in reliance upon the exemptions from registration provided by Section 4(2) of the Act and Regulation D promulgated thereunder. There were no underwriting discounts or commissions in connection with these transactions.

During November and December 1997, the Company offered and sold 20 Units ("Units") to two accredited investors for total gross proceeds of $100,000. Each Unit consisted of (i) a promissory note in the principal amount of $5,000, bearing interest at the rate of 20% per annum, payable at maturity, and maturing six (6) months from the date of issuance, and (ii) 1,000 shares of Common Stock. The offer and sale of the Units did not involve a public offering. The Units were sold in reliance upon the exemptions from registration pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Act. The offering was not underwritten, consequently there were no underwriting discounts or commissions.

In December 1997, the Company and Media Fund, Inc. ("MFI") entered into an agreement pursuant to which MFI received 1,875,000 shares of the Company's Common Stock, as well as other assets of the Company, in exchange for payment of $5,000,000 to be paid in installments over a period of eighteen months. The equity owners of MFI have each individually represented to the Company that they are accredited investors. The issuance of the foregoing shares did not involve a public offering. The foregoing loan and issuance of Common Stock were effected in reliance upon the exemptions from registration provided by Section 4(2) of the Act and Regulation D promulgated thereunder. There were no underwriting discounts or commissions in connection with these transactions.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

Management's discussion and analysis is designed to provide a better understanding of the Company's financial condition, results of operations, liquidity, and capital resources. The discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements of the Company and the Notes thereto included elsewhere herein for the Company's fiscal years ended December 31, 1996 and 1997.

The Company was founded on December 11, 1992 and provides programming, media production and syndication services to television and cable stations, as well as satellite uplink services to certain cable channels. The Company has a wholly-owned subsidiary, Eureka Media & Trading, Inc., formed in the State of Nevada on September 6, 1995, which has not commenced operations. The Company is in the process of changing the name of its subsidiary to "Senior Channel, Inc."

The Company originally broadcast its programs via analog transmission and, in 1996, had Affiliate Agreements with over 150 Affiliate Stations. However, in late 1996, the Company converted from analog to digital transmission and in connection with the conversion, was required to provide digital decoding equipment to each of its Affiliate Stations. Due to the cost of providing the decoding equipment, the Company was not able to furnish the equipment to all of its then existing Affiliate Stations. Accordingly, upon conversion, the Company initially entered into Affiliate Agreements with 33 Affiliate Stations. The Company has since entered into Affiliate Agreements to provide family-oriented television to a network of forty-four (44) television stations and cable systems nationwide. The stations serviced by the Company are primarily "independent" stations, meaning that they have no affiliation with the major network organizations (NBC; ABC; CBS; FOX; WB Network; and Paramount). The Company maintains a library of over 2,000 programs covering a wide array of topics and interests, and includes cartoons, sports, sitcoms, movies, news and weather, comedy, science and health shows, documentaries, and public interest programs. The Company also offers original programs, celebrity golf tournaments, professional boxing, fishing expeditions and interactive programming.

RESULTS OF OPERATIONS

        Revenues

Revenues are primarily derived from the Company's programming services, sales of advertising and programming time, and leasing of digital satellite channels. Revenues for 1997 were $1,243,145 compared to $642,399 for 1996, an increase of $600,746 or 94%. The increase in revenues resulted from leasing out of digital channels and a decrease in uplinking and programming expenses.

        Cost of Operations

Costs of operations were $957,715 for the 1997 fiscal year and $987,715 for the 1996 fiscal year, a 3% decrease. The decrease in 1997 was due to a decrease in uplinking and programming expenses. The decrease in unlinking expenses resulted from the replacement of a rented mobile uplink with its own permanent unlink as part of the digital system. Programming expenses, which include costs for program development, editing, videotapes and other miscellaneous expenses, decreased by approximately $70,000 (85%) for fiscal year ended 1997 as compared to the 1996 fiscal year. Programming costs decreased as the Company acquired more of its programming through barter. Net rental expenses, which include office space, office equipment, and company vehicles increased by 9% in 1997 due to the increase in office space rental from $4,800 per month to $5,400 per month from June through December.

        General and Administrative

General and administrative expenses for the fiscal year ended December 31, 1997 were $439,232, a decrease of $43,626 or 9% less than administrative expenses of $482,858 for fiscal year 1996. The general and administrative expenses represent 35% and 75% of revenues for fiscal years 1997 and 1996, respectively. The Company's general and administrative expenses consist of operating costs for the Company's headquarters, the salaries of corporate officers and office staff, travel, accounting, legal and other professional expenses, and advertising and promotional costs.

Interest expense for the fiscal year 1997 was $381,654 and for fiscal year 1996 was $204,757, an increase of $176,897 or 86%. This increase was due to interest paid on the outstanding balance on various bridge loans and a nine percent (9%) interest factor payment on Series B Preferred Stock.

During the period November 1997 through March 1998, at the election of the noteholders, the Company converted an aggregate approximate amount of $203,750 in outstanding debt and accrued interest into Common Stock of the Company. As a result of the conversions, the Company expects interest payments for 1998 to be correspondingly reduced.

        Operating Results

The Company had a net operating loss of $2,640,982 for fiscal year ended December 31, 1997. The loss for 1997 was primarily attributed to a provision for doubtful accounts in the amount of $1,584,594, a non-recurring expense in the amount of $380,260 resulting from the conversion of Bride Loans to Common Stock, and a reserve in the amount of $125,138 for trade credits.

For fiscal year 1996, the Company had an operating loss of $1,443,646. The operating loss for 1996 was largely due to an increase in programming and rental expenses, issue costs and interest on bridge loans, and interest factor payments to Series B Preferred stock holders.

        Earnings Per Share of Common Stock

The net earnings per common share are based upon the weighted average of outstanding common stock and convertible preferred stock. The outstanding warrants that accompany the preferred stock are not dilutive, therefore, they are not included in the weighted average. In 1997, the net loss per of common stock was $0.18. The loss is reflective of the provision for doubtful accounts and the costs of converting Bride Loans to Common Stock.

For fiscal 1996, net loss per share of common stock was $0.12. The loss for fiscal year 1996 is reflective of the increased debt and other expenses of the Company resulting from acquisition of a digital compression system and satellite equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through a combination of the issuance of equity securities to private investors, issuance of private debt, loans from affiliates, and cash flow from operations. The Company has cumulative losses of $4,135,723 from inception through December 31, 1997.

In December 1997, the Company entered into an agreement with Media Fund, Inc. ("MFI") pursuant to which MFI will receive 1,875,000 shares of the Company's Common Stock, assets with a book value of $2,818,933 and 20% of the commercial time slots on the Company's channels for a period of four (4) years in exchange for up to 12 hours of network quality programming and $5,000,000 to be paid to the Company in installments as follows: May 30, 1998 - $50,000; June 30, 1998
- $750,000; September 30, 1998 - $300,000; December 30, 1998 - $300,000;
March 30, 1999 - $300,000; June 30, 1999 - $300,000; and December 31, 2002 -
$3,000,000.

Current liabilities for fiscal year 1997 were $2,653,286, which exceed current assets of $767,018 by $1,886,268. For fiscal year ended 1996, current liabilities exceeded current assets by $2,040,747. The increase in current assets in 1997 as compared to 1996 was primarily the result of the addition of the note receivable. The current liabilities for 1997 increased by $511,727 as compared to 1996 due primarily to increases in notes payable of $600,000 and equipment lease payments of $36,000, and decreases in accounts payable of $106,932 and customer deposits of $20,000.

The Company has been able to generate funds from private placements to finance operations, however, in the event the Company requires additional capital investments, there can be no assurance that a sufficient amount of the Company's securities can be sold to fund the continuing operating needs of the Company.

Financing activities during 1997 and 1996 consisted of Bridge Loans in the cumulative amount of $2,057,750 and sales of Preferred Stock in the cumulative amount of $1,837,551. Of the combined amount of $3,895,301, approximately $1,933,499 was used for operating expenses, $1,402,802 was paid in issue costs, and $559,000 for debt repayment.

Management believes that anticipated cash flows from operations will be sufficient to meet the Company's expected cash needs and to finance future operations, however, in the event that future revenues are not sufficient, the Company will conduct private and/or public offerings of its equity stock to raise the necessary capital.

IMPACT OF INFLATION

Management does not believe that general inflation has had or will have a material effect on operations.

ITEM 7.        FINANCIAL STATEMENTS.

The financial statements of the Company required to be included in this Item 7 in accordance with Item 310(a) of Regulation S-B are set forth in Part F/S herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company engaged Jack F. Burke, Jr., Certified Public Accountant, as its principal independent accountant. The Company has never had any disagreements with its principal independent accountant on any matter related to the Company's accounting principles or practices, financial disclosure, or auditing scope or procedure, or any other matter.

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The control of the Company rests in its shareholders who elect a Board of Directors to oversee the business of the Company. The Board of Directors elect officers who are charged with carrying out the directions of the Board and running the day-to-day business affairs of the Company. The following table sets forth certain information regarding directors and executive officers of the Company:

 Name                          Age     Position
 ----                          ---     --------
 Dr. Donald W. Shelton         54      Chairman of the Board of Directors, Chief
                                       Executive Officer, and Director

 Randy J. Moseley              50      President, Chief Financial Officer,
                                       Secretary, and Director

MANAGEMENT RESUMES

The Company's executives have significant experience in the television industry and related businesses. Following are brief resumes of the key personnel for the Company.

DR. DONALD W. SHELTON - Chairman, Chief Executive Officer and Director.
Dr. Shelton is a co-founder of the Company and has served as its Chairman, Chief Executive Officer and as a Director since its inception in 1993. Dr. Shelton holds a doctorate in English Literature from Louisiana Baptist University. He has also attended Oklahoma University, Kansas University and the Philanthropy Tax Institute. Dr. Shelton has nine years experience in television station construction, management and production. He has produced various entertainment programs, infomercials and commercials. In addition, since 1992, Dr. Shelton has been part owner and operator of television stations in San Antonio, Phoenix, Oklahoma City, Bryan/College Station, and Beaumont. Before entering the broadcasting industry, Dr. Shelton was the Regional Representative of the Secretary for the U.S. Department of Transportation and Vice Chairman of the Southwest Regional Council. He also has served as the director of sales and marketing for a major oil company and national pharmaceutical firm, and has owned his own real estate school and development corporation.

RANDY MOSELEY - President, Chief Financial Officer, Secretary and Director. Mr. Moseley is a co-founder of the Company and has served as its President, Chief Financial Officer, Secretary and as a Director since its inception in 1993. Mr. Moseley received his Bachelor of Business Administration degree, majoring in accounting, from Southern Methodist University in Dallas, Texas. Mr. Moseley is a certified public accountant and worked for a national public accounting firm for the six years following his graduation from college. Mr. Moseley has over twenty-five years of fiscal management experience in such industries as insurance, mortgage and real estate, hospital services and agriculture, as well as the television broadcasting and media industries. Mr. Moseley has been part owner and operator of six television stations.

ITEM 10.       EXECUTIVE COMPENSATION

The following table sets forth the annual and other compensation of the Company's Chief Executive Officer and each of the other executive officers whose total salary and bonus exceeded $100,000 for the Company's fiscal years ended December 31, 1995, 1996, and 1997. No other executive officers of the Company had total salary and bonus which exceeded $100,000 for the reported period.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation

--------------------------------------------------------------------------------------------
Name
Principal Position              Year    Salary         Other Compensation(3)(4)   Stock
                                                                                  Options(5)
--------------------------------------------------------------------------------------------
Dr. Donald W. Shelton           1997    $100,000(1)    $2,132                     $0
  Chief Executive               1996    $100,000(1)    $5,805                     $0
  Officer                       1995    $25,000(2)     $10,711                    $0

Randy Moseley                   1997    $100,000(1)    $0                         $0
  Chief Financial               1996    $100,000(1)    $5,805                     $0
  Officer                       1995    $25,000(2)     $10,711                    $0
--------------------------------------------------------------------------------------------

-----------

1. Pursuant to their respective employment agreements, Dr. Shelton and Mr. Moseley are each entitled to an annual salary of $100,000, however, in 1997, Dr. Shelton and Mr. Moseley each deferred $80,000 and in 1996, each deferred $72,220 of their salaries, which amounts have not been accrued. Dr. Shelton and Mr. Moseley plan to continue to defer portions of their salary until such time as the Company has sufficient earnings to pay their salaries in full.

2. The employment agreements with Dr. Shelton and Mr. Moseley were effective on October 2, 1995, accordingly, their salaries for fiscal year ended 1995 were calculated on a pro rata basis of $8,333 per month, for total salary in 1995 of $24,999 each.

3. The amounts shown are the aggregate lease payments for the automobiles provided to Dr. Shelton and Mr. Moseley. Payments in 1997 for Dr. Shelton equaled $956.

4. In August 1997, the Company purchased a life insurance policy for Dr. Shelton in the amount of $500,000. The quarterly premium is $588 and payments in 1997 totaled $1,176.

5. On October 2, 1995, in connection with their employment agreements, Dr. Shelton and Mr. Moseley were each granted the option to purchase 1,000,000 shares of the Company's Common Stock at $0.10 per share. Dr. Shelton and Mr. Moseley exercised their options in September 1996.

-----------

EXECUTIVE EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Dr. Shelton to serve as its Chairman and Chief Executive Officer for a period of five (5) years, commencing October 2, 1995. Pursuant to the employment agreement, Dr. Shelton is entitled to an annual salary of one hundred thousand dollars ($100,000), with increases, if any, to be determined by the Board of Directors. As additional compensation, Dr. Shelton was provided with a leased automobile and was granted an option to purchase 1,000,000 shares of the Company's common stock at $0.10 per share, which Dr. Shelton exercised in full on September 30, 1996.

The Company entered into an employment agreement with Mr. Moseley effective October 2, 1995 whereby Mr. Moseley was engaged as President and Chief Financial Officer of the Company for a period of five (5) years. Mr. Moseley is entitled to an annual base salary equal to one hundred thousand dollars ($100,000), with increases, if any, to be determined by the Board of Directors. As additional compensation, Mr. Moseley was provided with a leased automobile and was granted an option to purchase 1,000,000 shares of the Company's common stock at $0.10 per share, which Mr. Moseley exercised in full on September 30, 1996.

COMPENSATION OF DIRECTORS

All non-officer directors are entitled to receive an attendance fee for each meeting of the Board of Directors at which they attend. Currently, the Company does not have any non-officer directors. All other directors are entitled to reimbursement for out-of -pocket expenses related to and arising out of Board of Directors' meetings. For the fiscal years ended 1995, 1996, and 1997, there were no such expenses reported.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Common Stock as of June 18, 1998 by (i) each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock; (ii) by each of the Company's directors; and (iii) by all executive officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. As of June 18, 1998, there were approximately 18,354,587 shares of the Company's Common Stock outstanding on a fully diluted basis.


                                                              Number        Percent
               Name and Address of Beneficial Owner           Of Shares     of Class
               ------------------------------------           ---------     --------

               Dr. Donald W. Shelton                          4,360,000      23.75%
               6125 Airport Freeway, Suite 200
               Haltom City, Texas 76117

               Randy J. Moseley                               4,360,000      23.75%
               6125 Airport Freeway, Suite 200
               Haltom City, Texas 76117

               Media Fund, Inc.(1)                            1,875,000      10.22%
               2510 South Germantown Road
               Germantown, TN 38138

               Charles Coburn                                 1,450,000        7.90%
               10008 Walleye
               Knoxville, Tennessee 37822

               Jim Hock/Pacific Acquisition Group, Inc.(2)    1,481,433        8.07%
               21800 Burbank Blvd., 3rd Floor
               Woodland Hills, California 91367

               Officers and Directors as a Group(3)           8,720,000       47.50%
               6125 Airport Freeway, Suite 200
               Haltom City, Texas 76117

----------

(1) One hundred percent (100%) of the issued and outstanding shares of Media Fund, Inc. are held by Sam Cooper.

(2) Jim Hock owns 300,000 shares of the Company's Common Stock and Pacific Acquisition Group, Inc. ("PAG") owns 1,181,433 shares of the Company's Common Stock. Mr. Hock is the President of PAG and owns one hundred percent (100%) of the issued and outstanding shares of Common Stock of PAG, therefore, he is the beneficial owner of the Company's Common Stock held by PAG.

(3)     The "Officer and Director" group is comprised of two (2) persons.


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Shelton and Mr. Moseley have joint ownership interests in six (6) television stations which have contracted with the Company to broadcast as Affiliates of the Company. The stations include (the aggregate respective ownership of Dr. Shelton and Mr. Moseley is shown in parenthesis following the station name): (i) TV 7 (50%); (ii) TV 50, Inc. (50%); (iii) Cleveland Broadcasting Co. (49%); (iv) ATN Network, Inc. (42%); (v) San Antonio Broadcasting Corp. (76%); and (vi) Beaumont Broadcasting Corp. (100%). The terms of the Affiliate Agreements with the foregoing television stations are the same as those with other non-related Affiliates.

The Company has outstanding loans with various Affiliates of the Company, including:

In 1995, the Company borrowed $52,531 from Shelly Media Marketing ("SMM") at an interest rate of 10%. Dr. Shelton and Mr. Moseley own 100% of SMM. To date, the Company has paid approximately $1,400 of this obligation. Pursuant to a Promissory Note Extension Agreement, the maturity date for the remaining balance of $51,100 has been extended to September 31, 1998.

In 1994, the Company borrowed $141,152 from ATN Network Inc. ("ATN") at an interest rate of 10%. Dr. Shelton and Mr. Moseley own an aggregate of 35% of ATN. In September 1996, Dr. Shelton and Mr. Moseley exercised options to purchase 2,000,000 shares of the Company's Common Stock at $0.10 per share, for a combined purchase price of $200,000. Of this amount, $100,000 was paid directly to ATN in partial payment of the outstanding debt. Pursuant to a Promissory Note Extension Agreement, the maturity date has been extended to September 30, 1998. In December 1997, the Company borrowed an additional $243,090 pursuant to a written Promissory Note. The principal bears interest at an annual rate of 10%. The principal and all accrued and unpaid interest is due in full on September 30, 1998. At December 31, 1997 there remained a balance of approximately $284,242.

The Company believes that the terms of the foregoing loans are comparable to terms that the Company could have received from nonaffiliated lenders in an arms-length transaction. In the event the Board of Directors deems it to be in the Company's best interests to borrow additional monies to fund operating and other expenses, the Company will seek to enter into agreements on terms favorable to the Company, which may be with related or non-related parties. Any agreements entered into by the Company concerning loans with related or non-related parties will be required to be authorized by a favorable vote of the Board of Directors.

ITEM 13.       EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)     EXHIBITS.

Exhibit Number        Title of Exhibit
--------------        ----------------

      2.1            Articles of Incorporation of the Company, as amended (1)

      2.2            Bylaws of the Company, as amended (1)

      3.1            Form of Warrant Agreement (1)

      6.1            Lease for Offices (1)

      6.2            Employment Agreement with Dr. Donald W. Shelton (1)

      6.3            Employment Agreement with Randy Moseley (1)

      6.4            Stock Option Agreement with Dr. Donald W. Shelton (1)

      6.5            Stock Option Agreement with Randy Moseley (1)

      6.6            Form of License Agreement (Affiliate Agreement) (1)

      6.7            GE Americom Lease Agreement (1)

      6.8            Master Lease with Insight Investments (1)

      6.9 Promissory Note Extension Agreement with Lyn Broadcasting Corporation (1)

      6.10           Promissory Note Extension Agreement with Shelly Media
                     Marketing (1)

      6.11           Promissory Note Extension Agreement with Cleveland
                     Broadcasting Co.(1)

      6.12           Promissory Note Extension Agreement with ATN Network,
                     Inc.(1)

      6.13           Promissory Note with Super Six, Inc.(1)

      6.14           Promissory Note with Jim Thornbo (1)

      6.15           Promissory Note with Logistic Services International,
                     Inc.(1)

      6.16           Promissory Note with Rajendra Shah (1)

      6.17           Promissory Note with Gary Lamberg (1)

      6.18           Promissory Note with Frank Lyons (1)

      6.19           Loan and Security Agreement with Midas Fund (1)

      6.20 United State Federal Communications Commission Radio Station Authorization (1)

      6.21           Form of Programming Agreement(2)

      6.22           Promissory Note with ATN Network, Inc.(2)

      6.23           "All News Channel" Agreement(2)

      6.24           Promissory Note Extension Agreement with Super Six, Inc.(2)

      6.25           Promissory Note Extension Agreement with Logistics
                     Services, Inc.(2)

      6.26 Promissory Note Extension Agreement with Shelly Media Marketing Corporation(2)

      6.27 Promissory Note Extension Agreement with Cleveland Broadcasting Corporation(2)

      6.28           Promissory Note Extension Agreement with ATN Network
                     Inc.(2)

      6.29           Form of Equipment Agreement(2)

      6.30           Channel Use and Programming Agreement with Dominion Sky
                     Angel(2)

      6.31           Agreement of Settlement, Compromise and Assignment(2)

      6.32           Assignment of Senior Channel(2)

      6.33           Agreement with Media Fund, Inc.(2)

      6.34           1995 Stock Option Plan(2)

      10.1           Consent of Jack F. Burke, Jr., Certified Public Accountant

      27.1           Financial Data Schedule for fiscal year ended December 31,
                     1997

      27.2           Financial Data Schedule for fiscal year ended December 31,
                     1996

----------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-23105), filed with the Securities and Exchange Commission on September 19, 1997.

(2) Previously filed as an exhibit to the Company's Pre-Effective Amendment No. 2 to the Registration Statement on Form 10-SB (File No. 000-23105), filed with the Securities and Exchange Commission on April 10, 1998.

(b)   REPORTS ON FORM 8-K.

During the fourth quarter of fiscal year ended December 31, 1997, the Company did not file any reports on Form 8-K.

                                    PART F/S

      The following financial statements are filed as part of this Registration
Statement:

      Financial Statements:                                                   Page
      ---------------------                                                   ----

      Report of Independent Certified Public Accountants                       F-1

      Comparative Balance Sheet at December 31, 1997 and
      December 31, 1996                                                        F-2

      Comparative Analysis of Stockholders' Equity for the
      Twelve Months ended December 31, 1997 and 1996                           F-4

      Comparative Statement of Operations for the Twelve Months
      ended December 31, 1997 and 1996                                         F-5

      Comparative Statement of Cash Flows for the Twelve Months
      ended December 31, 1997 and 1996                                         F-6

      Notes to Financial Statements                                            F-7

                               JACK F. BURKE, JR.
                          CERTIFIED PUBLIC ACCOUNTANT
                                 P.O. BOX 15728
                             HATTIESBURG, MS 39404

                         REPORT OF INDEPENDENT AUDITOR

The Board of Directors
American Independent Network, Inc.
Haltom City, Texas 76117

I have audited the accompanying balance sheets of American Independent Network, Inc., as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of American Independent Network management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Independent Network, Inc. at December 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the company has suffered recurring net operating losses and has a current ratio deficit which raises substantial doubts about its ability to continue as a going concern. Management's plans in regard to the matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.


                                            Sincerely,

                                            /s/ JACK BURKE, JR.
                                            ---------------------------------
                                                Jack Burke, Jr.


March 20, 1998

                       AMERICAN INDEPENDENT NETWORK, INC.
                           COMPARATIVE BALANCE SHEET
                                  DECEMBER 31,

ASSETS                                                      1997           1996
CURRENT ASSETS
  Cash and Cash Equivalents                           $   34,768     $   59,846
  Accounts Receivable                                      2,250         10,730
  Trade Credits Receivable                                30,000         30,000
  Note Receivable Net (Doubtful Accounts $700,000)       700,000              0
  Prepaid Expenses                                             0            236
                                                      ----------     ----------
    TOTAL CURRENT ASSETS                                 767,018        100,812
                                                      ----------     ----------

PLANT, PROPERTY AND EQUIPMENT
  Leasehold Improvements                                  22,851         22,851
  Less Amortization                                       (8,028)        (3,458)
  Equipment and Furnishings                              125,096         88,144
  Digital Compression Equipment                          831,391        605,000
  Accumulated Depreciation                              (103,954)       (49,242)
                                                      ----------     ----------
    TOTAL PLANT, PROPERTY AND EQUIPMENT                  867,356        663,295
                                                      ----------     ----------

OTHER ASSETS
  Trade Credits Receivable Net (Allowance $125,138)      261,990        432,128
  Other Investments                                      893,658      2,463,933
  Note Receivable Net (Doubtful Accounts 884,595)        884,595              0
                                                      ----------     ----------
    TOTAL OTHER ASSETS                                 2,040,243      2,896,061
                                                      ----------     ----------
    TOTAL ASSETS                                      $3,674,617     $3,660,168
                                                      ----------     ----------



                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements

                       AMERICAN INDEPENDENT NETWORK, INC.
                           COMPARATIVE BALANCE SHEET
                                  DECEMBER 31,

LIABILITIES AND STOCKHOLDER'S EQUITY                       1997            1996
CURRENT LIABILITIES
  Accounts Payable                                  $   177,404     $   284,336
  Notes Payable                                       2,133,930       1,533,867
  Accrued Interest - Notes                              119,530         142,962
  Advances from Affiliates                                9,602           5,042
  Customer Deposits                                           0          20,000
  Interest Due Preferred Shareholders                    37,440          15,972
  Equipment Lease Payments                              175,380         139,380
                                                    -----------     -----------
    TOTAL CURRENT LIABILITIES                         2,653,286       2,141,559
                                                    -----------     -----------

LONG TERM DEBT
  Deferred Income Tax                                  661,824                0
  Equipment Lease Payments                             216,407          251,617
                                                    -----------     -----------
    TOTAL LONG TERM DEBT                               878,231          251,617
                                                    -----------     -----------
    TOTAL LIABILITIES                                3,531,517        2,393,176
                                                    -----------     -----------


STOCKHOLDER'S EQUITY
  Preferred Stock - 1,000,000 shares $1 Par
    Authorized - 1996 107,546 shares issued,
    1997 53,427 shares issued                            53,427         107,546
  Common Stock - 20,000,000 shares $.01 Par
    Authorized, 1996 14,045,268 shares issued,
    1997 18,232,715 shares issued                       182,325         140,453
  Additional Paid-In Capital                          4,511,821       2,513,734
  Retained Earnings (Deficit)                        (4,135,723)     (1,494,741)
  Note Receivable                                      (468,750)              0
                                                    -----------     -----------
    TOTAL STOCKHOLDER'S EQUITY                          143,100       1,266,992
                                                    -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $ 3,674,617     $ 3,660,168
                                                    -----------     -----------




                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements

                       AMERICAN INDEPENDENT NETWORK, INC.
                  COMPARATIVE ANALYSIS OF STOCKHOLDERS' EQUITY
             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                                        Additional
                              Preferred  Stock    Common      Stock     Paid-in     Note        Retained
                              Shares     Amount   Shares      Amount    Capital     Receivable  Earnings
Balance, December 31, 1995     47,841    $47,841  10,000,000  $100,000  $1,664,341  $       0   $   (51,095)
Preferred A Shares Issued      42,918     42,918                           229,546
Issued Cost of Preferred A                                                 (82,793)
Conversion of Preferred A
  Shares to Common            (90,759)   (90,759)    181,518     1,815      88,944
Preferred B Shares Issued     107,546    107,546                           591,504
Issued Cost of Preferred B                                                (225,808)
Common Issued to Bridge
  Loan Investors                                     212,183     2,122
Issuance of Common Stock
  for Contributed Capital                          1,451,567    14,516
Issuance of Common Stock for
  Exercise of Stock Options                        2,000,000    20,000     180,000
Sale of Common Stock                                 200,000     2,000      98,000
Net Loss for the Year Ended
  December 31, 1996                 0          0           0         0           0          0    (1,443,646)
                              -------    -------  ----------  --------  ----------  ---------   -----------
Balance, December 31, 1996    107,546    107,546  14,045,268   140,453   2,513,734          0    (1,494,741)

Preferred B Shares Issued     175,154    175,154                           963,347
Issued Cost of Preferred B                                                (547,999)
Preferred Stock Conversions  (229,273)  (229,273)    458,546     4,585     224,688
Common Issued to Bridge
  Loan Investments                                 1,521,039    15,210     380,260
Conversion of Bridge Loans                           132,862     1,327     429,791
Sale of Common Stock                                 200,000     2,000      98,000
Sale of Common Stock for
  a Note Receivable                                1,875,000    18,750     450,000   (468,750)
Net Loss for the Year Ended
  December 31, 1997                 0          0           0         0           0          0    (2,640,982)
                              -------    -------  ----------  --------  ----------  ---------   -----------
Balance, December 31, 1997     53,427    $53,427  18,232,715  $182,325  $4,511,821  $(468,750)  $(4,135,723)
                              -------    -------  ----------  --------  ----------  ---------   -----------


                The Accompanying "Notes to Financial Statements"
              Are An Integral Parts of These Financial Statements

                       AMERICAN INDEPENDENT NETWORK, INC.
                      COMPARATIVE STATEMENT OF OPERATIONS
                    FOR THE TWELVE MONTHS ENDED DECEMBER 31,


                                                           1997            1996
REVENUES
INCOME FROM NETWORK OPERATIONS                      $ 1,243,145     $   642,399
                                                    -----------     -----------

COST AND EXPENSES

  Satellite Rental                                      581,861         598,590
  Uplinking of Programming                                    0         115,802
  Programming Expenses                                   12,162          81,849
  Production Expenses                                   111,558         110,802
  Depreciation                                           54,692          14,096
  Amortization Leasehold                                  4,590           4,590
  Rental Expenses (Net)                                  67,714          61,986
  Provision for Doubtful Accounts                     1,584,595               0
  Administration Expenses                               439,232         482,858
  Reserve for Trade Credits                             125,138               0
                                                    -----------     -----------
    Total Costs and Expenses                          2,981,542       1,470,573
                                                    -----------     -----------
    NET INCOME (LOSS) FROM OPERATIONS                (1,738,397)       (828,174)
                                                    -----------     -----------
    OTHER INCOME - GAIN ON SALE OF ASSETS               785,257               0
                                                    -----------     -----------

OTHER EXPENSES
  Interest Expense (Net)                                381,654         204,757
  Debt Issue Cost                                       250,135         385,000
  Loss on Sale of Assets                                 13,969          14,238
                                                    -----------     -----------
    TOTAL OTHER EXPENSES                                645,758         603,995
                                                    -----------     -----------

GAIN (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                             (1,598,898)     (1,432,169)

INCOME TAX BENEFIT (EXPENSE)                           (661,824)        (11,477)
                                                    -----------     -----------

NET GAIN (LOSS) BEFORE EXTRAORDINARY ITEM            (2,260,722)     (1,443,646)

EXTRAORDINARY ITEM
  Cost of conversion of Bridge Loans
    to Common Stock                                     380,260               0
                                                    -----------     -----------

NET GAIN (LOSS)                                     $(2,640,982)    $(1,443,646)
                                                    -----------     -----------

EARNINGS PER SHARE OF COMMON STOCKS                      $(0.18)         $(0.12)

WEIGHTED AVERAGE SHARES                              14,834,322      11,628,104




                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements

                       AMERICAN INDEPENDENT NETWORK, INC.
                       COMPARATIVE STATEMENT OF CASH FLOW
                    FOR THE TWELVE MONTHS ENDED DECEMBER 31,

                                                              1997                1996
Cash Flows Provided (Used)
  by Operating Activities
Net Gain (Loss)                                        $(2,640,982)        $(1,443,646)
Adjustment to Reconcile Net Income to Net
  Cash from Operating Activities
  Amortization of Leasehold                                  4,570               4,590
  Depreciation                                              54,712              14,096
  Provision for Doubtful Accounts                        1,584,595                   0
  Gain on Sale of Assets with Note Receivable             (785,257)                  0
  Reserve for trade Credits                                125,138                   0
  Non Cash Operating Expenses                                3,991                   0
  Accounts Receivable                                        8,480              12,346
  Non cash revenues                                       (120,000)                  0
  Cost of Loan Conversion to Common Stock                  380,260                   0
  Trade Credits Receivable                                  45,000              31,000
  Deferred tax expense                                     661,824              11,477
  Investment in Stocks                                           0              52,000
  Prepaid Assets                                                 0                (237)
  Accounts Payable                                        (106,932)              4,605
  Accrued Interest                                          (1,964)            115,637
  Advances from Affiliates                                   4,561              (5,215)
  Conversion of interest payable to common stock           165,612                   0
  Customer Deposits                                        (20,000)             20,000
  Investment in Senior Channel                            (689,680)                  0
                                                       -----------         -----------
TOTAL CASH USED BY OPERATING ACTIVITIES                 (1,326,072)         (1,183,347)
                                                       -----------         -----------

Cash Flows from Investing Activities
  Investment in Equipment                                  (99,915)           (214,003)
  Investment in Film Library                                (7,523)             (1,000)
  Investment in Common Stock                                     0            (200,000)
                                                       -----------         -----------
TOTAL CASH USED BY INVESTING ACTIVITIES                   (107,438)           (415,003)
                                                       -----------         -----------

Cash Flows Provided by Financing Activities
  Notes Payable Increase                                   819,580             627,066
  Long Term Lease Decrease                                (101,650)                  0
  Preferred Stock Increase                                 175,154             150,464
  Common Stock Increase                                      2,000              36,516
  Additional Paid-In Capital Increase                      513,348             760,449
                                                       -----------         -----------
TOTAL CASH PROVIDED BY FINANCING ACTIVITY                1,408,432           1,574,495
                                                       -----------         -----------

Net Cash Increase (Decrease)                               (25,078)            (23,855)

Cash Beginning of Year                                      59,846              83,701
                                                       -----------         -----------
Cash End of Year                                       $    34,768         $    59,846
                                                       -----------         -----------


                The Accompanying "Notes to Financial Statements"
               Are an Integral Part of These Financial Statements

                       AMERICAN INDEPENDENT NETWORK, INC.
                   NOTES TO COMPARATIVE FINANCIAL STATEMENTS
             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: Consist of cash balances. Cash equivalents consisted of highly liquid investments with an original maturity date of ninety days or less. The Company does not have any cash equivalents.

Trade Credits Receivable: The Company owns trade credits in the amount of $417,128 at December 31, 1997 and $462,128 at December 31, 1996. As defined by the International Reciprocal Trade Association, a trade dollar is a unit of account that denotes the right to receive (receivable) or the obligation to pay (a payable), one US dollar worth of goods and services within a barter system or network. While all of the trade credits may be used by The Company at any time, The Company has shown a pattern of using $25,000 to $30,000 worth of the credits in each of the past two years. Therefore the company's trade credits are being classified as current $30,000 and other assets of $387,128 at December 31, 1997. The Trade Credits were obtained in 1994 in exchange for an Investment in Common Stock and was valued at the fair value of the asset investment in common stock. The Company uses the credits primarily for travel expense. The Company, also exchanged Trade Credits for computer equipment and Fine Art. Management does not consider impairment under FAS 121 is appropriate as management intends to fully utilize the credits and the credits do not have an expiration date. Due to the slow rate of usage the Company has established a valuation account of $125,138. The trade group, the Company is a member of, currently has over twenty four hundred participants. The Company can use these trade credits without any infusion of cash except sales or excise taxes.

Accounts Receivable: Allowance for doubtful accounts. The Company has accounts receivable at December 31, 1997 of $2,250 owed by regular customers. Management deems this amount to be fully collectable. No allowances for doubtful accounts is necessary. At December 31, 1996 the accounts receivable total was $10,730.

Plant, Property and Equipment: is recorded at cost.

Depreciation and Amortization: The cost of plant, property and equipment is depreciated over the estimated useful life of the assets ranging from equipment at 5 years to leasehold improvements at 20 years. Depreciation is on a straight line basis. Depreciation and for amortization 1997 was $59,282 and for 1996 was $18,869.

Income Taxes: The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" (SFAS
109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 general considers all expected future events other than enactment's of changes in the tax law or rates. Income tax accounting information is disclosed in Note 3 to the comparative financial statements.

Use of Estimates: The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

OTHER INVESTMENTS - CONSIST OF THE FOLLOWING

                                                                          1997          1996
                                                                        --------     ----------
Prepaid Media                                                                        $1,426,933
Investments in Stocks (See Note 12 "Investment in Common Stock")        $196,455        200,000
Film Library (See Note 13 "Film Library")                                  7,523          1,000
Investment Senior Channel (See Note 11 "Senior Channel")                 689,680
Trade Due Bills                                                                0        836,000
                                                                        --------     ----------
Total                                                                   $893,658     $2,463,933
                                                                        --------     ----------


NOTE 2 NOTES PAYABLE

Notes Payable at December 31, 1997 - Consist of the Following Notes:

                                                                            ACCRUED
         CREDITOR                  DUE DATE    INTEREST     PRINCIPAL       INTEREST
         --------                  --------    --------     ----------     ---------
Shelley Media Marketing(1)          9/30/98       10%          $51,100           $0
Cleveland Broadcasting Co.(1)       9/30/98       10%           26,089            0
ATN Network, Inc.(1)                9/10/98       10%          284,241            0
Pacific Acquisition Group          12/31/98       11%          250,500            0
Bridge Loan                        10/30/97       15%        1,522,000      119,530
                                                            ----------     --------
    Total                                                   $2,133,930     $119,530
                                                            ----------     --------

(1) Affiliated Companies

Notes Payable at December 31, 1996 - Consist of the Following Notes:

                                                                            ACCRUED
         CREDITOR                  DUE DATE    INTEREST     PRINCIPAL       INTEREST
         --------                  --------    --------     ----------     ---------
Lyn Broadcasting Corporation(1)     8/31/97       10%           $4,500      $17,047
Shelley Media Marketing(1)          9/30/97       10%           51,100       10,398
Cleveland Broadcasting Co.(1)       9/30/97       10%           38,274        7,654
ATN Network, Inc.                   9/30/97       10%           25,366       21,739
Advances from Affiliates(1)         Demand        10%            5,042        1,545
Pacific Acquisition Group           12/31/97      11%          485,500       42,476
Bridge Loan                          8/30/97      15%        1,122,750       42,103
Less Cost of Bridge
    Loan Acquisition                                          (193,623)           0
                                                            ----------     --------
    TOTAL                                                    1,538,909      142,962

Less Amount Classified as
    Advances from Affiliates                                     5,042            0
                                                            ----------     --------
    TOTAL                                                   $1,533,867     $142,962
                                                            ----------     --------

(1) Affiliated Companies

The Company has engaged in transactions with certain other enterprises that are affiliated companies. These companies are controlled by the management and principal stockholders of American Independent Network. The controlled companies transactions are as follows:


                                          1997                           1996
                                          FUNDS                          FUNDS
                                ----------------------          -----------------------
                                BORROWED        REPAID          BORROWED        REPAID
                                --------       -------          --------        -------
Cleveland Broadcasting                          12,185
San Antonio Broadcasting                         2,200           20,556          19,521
TV Channel 22                      12,310        5,500                            6,250
Lynn Broadcasting                                4,500(1)                       100,000(2)
ATN Network                       579,250      320,376(2)                       115,786(2)
Shelley Media                                                       350

-------------
(1) Repaid with common stock issued at $3.25 per share
(2) Repaid $100,000 with common stock at $0.10 per share

NOTE 3 INCOME TAXES

DEFERRED INCOME TAX LIABILITY CONSIST OF THE FOLLOWING COMPONENTS

                                                1997          1996
                                             ----------     -------
Provision for Income Taxes
  Current                                             0           0
  Deferred Liability                         (1,137,548)          0
  Deferred tax asset                            475,724     (11,477)
                                             ----------     -------
  Total Provision for Income Taxes             (661,824)    (11,477)
                                             ----------     -------

The tax effects of temporary differences which give rise to deferred income by assets and liabilities consist of the following:

Deferred income tax assets
  Valuation allowance                           475,724           0
  Net operating loss                            207,477     207,477

Deferred income tax liabilities
  Installment sale method on Notes Payable   (1,137,548)          0
  Valuation allowance                          (207,477)   (207,477)
                                             ----------    --------
  Net deferred tax asset liability             (661,824)          0
                                             ----------    --------

Extraordinary Item - Bridge loan conversion cost $(380,260) consist the fair market value of common stock issued and has no income tax attributes


RECONCILIATION OF STATUTORY U.S. TAX RATE WITH EFFECTIVE TAX RATE.


     Statutory U.S. tax rate on pretax loss                       0%          0%
     Average tax rate on temporary differences                   41           0
     Average tax rate on change in valuation allowance            0           1
                                                                 --           -
     Effective tax rate                                          41           1
                                                                 --           -
NOTE 4 SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid
Interest                                                   $127,861     $91,724
Income Taxes                                                      0           0

NOTE 5 DISBURSEMENTS FROM BRIDGE LOAN PROCEEDS AND PREFERRED STOCK SALES

Financing activities during 1997 and 1996 consisted of bridge loans of $2,057,750 and preferred stock sales of $1,837,551. The disbursements from the financing escrow's were $1,933,499 to the operating account, $1,402,802 for issue costs and $559,000 for debt repayment.

NOTE 6 DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument where it is practicable to estimate that value.

        NOTES RECEIVABLE: The carrying amount approximates fair value because each is valued at estimated discounted future cash flows.

        LONG TERM INVESTMENTS: The fair value of these investments is estimated based on quoted market prices for those and similar investments.

        NOTES PAYABLE: The carrying value approximates fair value because of the short maturity date of these investments.

The estimated fair value of the Company's financial instruments are as follows:

                                          1997                         1996
                               --------------------------    -------------------------
                               Carrying          Fair        Carrying         Fair
                                Amount           Value        Amount          Value
                               ----------     -----------    ----------     ----------
Trade Credits                    $291,990        $41,713       $462,128        $46,213
Notes Receivable               $1,584,595     $1,584,595              0              0
Long Term Investments            $196,455       $390,910     $1,037,000     $1,037,000
Accounts Payable                 $177,404       $177,404       $284,336       $284,336
Equipment Lease Payments         $391,787       $354,219       $390,997       $347,316
Notes Payable                  $2,133,930     $2,133,930     $1,533,867     $1,533,867


NOTE 7 LEASE OBLIGATIONS AND LONG TERM DEBT DISCLOSURE

The Company is obligated on three leases. The leases are as follows:

     BUILDINGS: The Company utilizes the space as both corporate offices and studios. The lease is $5,400 per month and expires May 31, 1998.

     EQUIPMENT: The Company has entered a master equipment lease (digital compression equipment) for a period of thirty-six months ending December 1, 1999. The lease has a fair market value purchase option at the end of the lease. The total lease obligation is $390,996 and the lease has been treated as a capital lease. In May 1997, the Company entered into a lease for additional digital compression equipment for a period of 9 months with payments of $4,302 per month. The lease period is from June 1, 1997 to May 1, 2000. The lease has been capitalized.

     SATELLITE: The Company leased satellite transponder space under an initial operating lease. The lease is for three years ending July 31, 1999 with a total lease obligation of $2,250,000. The Company modified its lease reducing its satellite band width from 24 Mhz which reduces its future lease cost from $1,187,500 to $619,848 under the lease modification. The Company pays the new balance at the rate of $30,000 per month the period January 1, 1998 through July 1, 1999 when the lease terminates.

DETAILS OF LEASE OBLIGATIONS ARE AS FOLLOWS:

                    CAPITALIZED         CAPITALIZED          OPERATING
                     EQUIPMENT           EQUIPMENT          TRANSPONDER
                    -----------         -----------         -----------

                     LEASE #1             LEASE #2            LEASE #3
                     --------             --------            --------
1998                 $139,380             $51,624           $360,000
1999                 $139,380             $51,624           $210,000
2000                  $24,237             $21,510

NOTE 8 SALE OF ASSETS

          AIN entered into an agreement with Media Fund, Inc. Dated December 10, 1997. This agreement materially affects the financial statements and AIN daily operations.

          Media Fund, Inc., under the provisions of the above agreement, gave to AIN a promissory note in the amount of $5,000,000. The agreement has certain restrictions as to the use of funds received from Media Fund, Inc. (see below).

          AIN exchanged the following assets of the company for the $5,000,000 promissory note:

                    NOTE RECEIVABLE (PRESENT VALUE)                   $3,637,940
                    Common stock 1,875,000 shares @ $2.25                468,750
                                                                      ----------
                                                                       3,169,190
                                                                      ----------
                    BOOK VALUE OF ASSETS SOLD
                    Prepaid television inventory                       1,426,933
                    Other long term assets (trade due bills)             837,000
                    Accounts Receivable (Inet Inc.)                      120,000
                                                                      ----------
                    Total Asset Book Value                             2,383,933
                                                                      ----------
                              GAIN ON SALE                            $  785,257
                                                                      ----------

Media Fund, Inc. payment schedule on promissory note:

                    Due within 12 months
                               May 30, 1998                               50,000
                              June 30, 1998                              750,000
                         September 30, 1998                              300,000
                          December 30, 1998                              300,000
                                                                      ----------
                                                                       1,400,000
                                                                      ----------
                    Due beyond 12 months
                             March 30, 1999                              300,000
                              June 30, 1999                              300,000
                          December 31, 2002                            3,000,000
                                                                      ----------
                                                                       3,600,000
                                                                      ----------

MEMO: An allowance for Doubtful Accounts in the amount of $1,584,595 has been established due to incomplete financial information on Media Fund, Inc. The note is uncollateralized.

RESTRICTIONS ON CASH RECEIVED:

      Eighty (80%) percent of first $2,000,000 or $1,600,000 must be used to purchase IRD (Digital to Analog Decoders) equipment, and towards its goal of total households reached of seventy million (70,000,000) plus nationally.

ADDITIONAL CONDITIONS OF THE ABOVE AGREEMENT:

          1. Media Fund, Inc. receives twenty (20%) percent of all spots of AIN, HTN, and Senior Network for a period of four years beginning December 10, 1998 with three (3) renewal options of five (5) years each.

          2. Media Fund, Inc. was issued 1,875,000 shares in AIN, HTN (Hispanic Television Network) and Senior Network.

          3. Media Fund, Inc. will provide up to twelve (12) hours of Network quality programming per day which AIN agrees to air. The commercial slots due Media Fund, Inc. per the agreement will be used by Media Fund, Inc. for Media Fund clients.

NOTE 10 PREFERRED STOCK

Preferred stockholders' may convert one share of preferred stock into two shares of common. Preferred stockholders' also receive nine percent interest per annum in lieu of dividends. Summary of preferred stock transactions are as follows:

Number of Preferred B Shares sold in 1996
          per Comparative Analysis of Stockholders' Equity            107,546
Number of Preferred B Shares sold in 1997
          per Comparative Analysis of Stockholder's Equity            175,154
                                                                     --------
Total Number of Preferred B Shares Sold                               282,700

Number of Preferred B Shares converted to Common Stock at
          December 31, 1997 at the rate of two Common for each
          Preferred B, which would equal 458,546 shares of Common    (229,273)
                                                                     --------

Number of Preferred B Shares outstanding at December 31, 1998          53,427
                                                                     --------

NOTE 11 SENIOR CHANNEL

In 1997 the Company acquired the Copyright to the Senior Channel in exchange for programming services in the amount of $689,680 that was billed at standard programming rates. The Senior Channel has twenty four hour programming per day. The Company's cash plan projections indicate the cost will be recovered in four to five years.

NOTE 12 INVESTMENT IN COMMON STOCK

The Company owns 368,100 shares of Quick Tent, Inc. (NASD Small Cap QTNT). The Company sold Quick Tent, Inc. stock in November, 1997 at $1,085 per share. The quoted market value at December 31, 1997 was $1,062 per share. The cost basis in the financial statements is $0.523 per share for a capitalized amount of $196,455. This investment is included in Other Investments.

NOTE 13  FILM LIBRARY

The Film Library consists of approximately 2,000 films and television produced tapes at a cost of $7,523.

NOTE 14  BRIDGE LOAN

Bridge Loan holders have the option of converting their loans to Common Stock at $3.25 per share. Loans in the amount of $161,006 were converted into 49,540 Common Shares. To equate the difference between market price of $0.25 and conversion price of $3.25 an additional 1,521,039 were issued. This gave rise to an extraordinary item - of Loan Conversion to Common Stock in the amount of $380,260. The market value of $0.25 per share was derived from the sale of 200,000 shares at $0.50 per share discounted for the much larger number of shares involved and the restrictions on the stock.

NOTE 15 RECONCILIATION OF CHANGES IN NOTES PAYABLE TO CASH FLOW GENERATED BY INCREASE IN NOTES PAYABLE

Notes payable 1997                                                 2,133,930
Notes payable 1996                                                 1,533,867
                                                                  ----------
Net Change                                                           600,063

Notes paid by Conversion to Common Stock                             265,506
Non cash digital equipment note                                      (45,989)
                                                                  ----------
Cash flow generated by notes payable                              $  819,580
                                                                  ----------

NOTE 16  GOING CONCERN

As shown in the accompanying financial statements the company has had recurring net operating losses resulting in cash flow problems. All of the company's debt is short term resulting in a substantial current ratio deficit (current liabilities and long term liabilities due within twelve months are greater than current assets and assets available for use within twelve months). These circumstances raise substantial doubt as to the company's ability to continue as a going concern. Such conditions may prevent the company from meeting its liabilities within a timely manner.

Management fully believes it will lease a minimum of two satellite access channels. This in conjunction with the collection of short term notes receivable and normal operating revenues will provide the company sufficient cash flow to continue as a going concern and to reach its penetration of household (viewer) goals for the year.

The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.


                                    PART III

ITEM 1.              INDEX TO EXHIBITS

Exhibit Number       Title of Exhibit
--------------       ----------------

      2.1            Articles of Incorporation of the Company, as amended (1)

      2.2            Bylaws of the Company, as amended (1)

      3.1            Form of Warrant Agreement (1)

      6.1            Lease for Offices (1)

      6.2            Employment Agreement with Dr. Donald W. Shelton (1)

      6.3            Employment Agreement with Randy Moseley (1)

      6.4            Stock Option Agreement with Dr. Donald W. Shelton (1)

      6.5            Stock Option Agreement with Randy Moseley (1)

      6.6            Form of License Agreement (Affiliate Agreement) (1)

      6.7            GE Americom Lease Agreement (1)

      6.8            Master Lease with Insight Investments (1)

      6.9            Promissory Note Extension Agreement with Lyn Broadcasting
                     Corporation (1)

      6.10           Promissory Note Extension Agreement with Shelly Media
                     Marketing (1)

      6.11           Promissory Note Extension Agreement with Cleveland
                     Broadcasting Co.(1)

      6.12           Promissory Note Extension Agreement with ATN Network,
                     Inc.(1)

      6.13           Promissory Note with Super Six, Inc.(1)

      6.14           Promissory Note with Jim Thornbo (1)

      6.15           Promissory Note with Logistic Services International,
                     Inc.(1)

      6.16           Promissory Note with Rajendra Shah (1)

      6.17           Promissory Note with Gary Lamberg (1)

      6.18           Promissory Note with Frank Lyons (1)

      6.19           Loan and Security Agreement with Midas Fund (1)

      6.20           United State Federal Communications Commission Radio
                     Station Authorization (1)

      6.21           Form of Programming Agreement(2)

      6.22           Promissory Note with ATN Network, Inc.(2)

      6.23           "All News Channel" Agreement(2)

      6.24           Promissory Note Extension Agreement with Super Six, Inc.(2)

      6.25           Promissory Note Extension Agreement with Logistics
                     Services, Inc.(2)

      6.26           Promissory Note Extension Agreement with Shelly Media
                     Marketing Corporation(2)

      6.27           Promissory Note Extension Agreement with Cleveland
                     Broadcasting Corporation(2)

      6.28           Promissory Note Extension Agreement with ATN Network
                     Inc.(2)

      6.29           Form of Equipment Agreement(2)

      6.30           Channel Use and Programming Agreement with Dominion Sky
                     Angel(2)

      6.31           Agreement of Settlement, Compromise and Assignment(2)

      6.32           Assignment of Senior Channel(2)

      6.33           Agreement with Media Fund, Inc.(2)

      6.34           1995 Stock Option Plan(2)

      10.1           Consent of Jack F. Burke, Jr., Certified Public Accountant

      27.1           Financial Data Schedule for fiscal year ended December 31,
                     1997

      27.2           Financial Data Schedule for fiscal year ended December 31,
                     1996
----------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-23105), filed with the Securities and Exchange Commission on September 19, 1997.

(2) Previously filed as an exhibit to the Company's Pre-Effective Amendment No. 2 to the Registration Statement on Form 10-SB (File No. 000-23105), filed with the Securities and Exchange Commission on April 10, 1998.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERICAN INDEPENDENT NETWORK, INC.

                                 /s/  DONALD W. SHELTON
Date:        June 19, 1998       ---------------------------------------------
                                 Dr. Donald W. Shelton, Chief Executive Officer



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                               Date
---------                   -----                               ----



/s/ DONALD W. SHELTON
------------------------    Chairman of the Board of             June 19, 1998
Dr. Donald W. Shelton       Directors, Chief Executive
                            Officer, and Director

/s/ RANDY MOSELEY
-----------------------     President, Chief Financial           June 19, 1998
Randy Moseley               Officer, Secretary, and
                            Director