Form 10KSB40/A
period 1997-12-31
AMERICAN INDEPENDENT NETWORK INC
filed 1998-07-15
CIK 1000876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                 FORM 10-KSB/A

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

In December 1997, the Company entered into an agreement with Media Fund, Inc. ("MFI") pursuant to which MFI will receive 1,875,000 shares of the Company's Common Stock, assets with a book value of $2,818,933 and 20% of the commercial time slots on the Company's channels for a period of four (4) years in exchange for up to 12 hours of network quality programming and $5,000,000 to be paid to the Company in installments as follows: May 30, 1998 - $50,000; June 30, 1998 - $750,000; September 30, 1998 - $300,000; December 30, 1998 - $300,000; March 30,
1999 - $300,000; June 30, 1999 - $300,000; and December 31, 2002 - $3,000,000.
Eighty percent (80%) of the first $2,000,000 or $1,600,000 must be used to purchase digital to analog decoder equipment to help the Company achieve its goal of broadcasting in over 70,000,000 households nationally. There are no consequences to the Company, other than perhaps decreased advertising revenue, if its goal is not met.

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

ITEM 13.       EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)     EXHIBITS.

Exhibit Number        Title of Exhibit
--------------        ----------------

      2.1            Articles of Incorporation of the Company, as amended(1)

      2.2            Bylaws of the Company, as amended(1)

      3.1            Form of Warrant Agreement(1)

      6.1            Lease for Offices(1)

      6.2            Employment Agreement with Dr. Donald W. Shelton(1)

      6.3            Employment Agreement with Randy Moseley(1)

      6.4            Stock Option Agreement with Dr. Donald W. Shelton(1)

      6.5            Stock Option Agreement with Randy Moseley(1)

      6.6            Form of License Agreement (Affiliate Agreement)(1)

      6.7            GE Americom Lease Agreement(1)

      6.8            Master Lease with Insight Investments(1)

      6.9            Promissory Note Extension Agreement with Lyn Broadcasting
                     Corporation(1)

      6.10           Promissory Note Extension Agreement with Shelly Media
                     Marketing(1)

      6.11           Promissory Note Extension Agreement with Cleveland
                     Broadcasting Co.(1)

      6.12           Promissory Note Extension Agreement with ATN Network,
                     Inc.(1)

      6.13           Promissory Note with Super Six, Inc.(1)

      6.14           Promissory Note with Jim Thornbo(1)

      6.15           Promissory Note with Logistic Services International,
                     Inc.(1)

      6.16           Promissory Note with Rajendra Shah(1)

      6.17           Promissory Note with Gary Lamberg(1)

      6.18           Promissory Note with Frank Lyons(1)

      6.19           Loan and Security Agreement with Midas Fund(1)

      6.20 United State Federal Communications Commission Radio Station Authorization(1)

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

      6.28           Promissory Note Extension Agreement with ATN Network
                     Inc.(2)

      6.29           Form of Equipment Agreement(2)

      6.30           Channel Use and Programming Agreement with Dominion Sky
                     Angel(2)

      6.31           Agreement of Settlement, Compromise and Assignment(2)

      6.32           Assignment of Senior Channel(2)

      6.33           Agreement with Media Fund, Inc.(2)

      6.34           1995 Stock Option Plan(2)

      6.35           Promissory Note and Amendment to Agreement(3)

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

(3) Previously filed as an exhibit to the Company's Amendment No. 4 to the Registration Statement on Form 10-SB (File No. 000-23105), filed with the Securities and Exchange Commission on July 15, 1998.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the company has suffered recurring net operating losses and has a current ratio deficit which raises substantial doubts about its ability to continue as a going concern. Management's plans in regard to the matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

As described in Note 16 to the financial statements, the Company has restated the financial statements for the year ended December 31, 1996 due to an error in recording the exchange of non monetary assets which resulted in an overstatement of Income.

                                                     Sincerely,


                                                     /s/ JACK F. BURKE, JR.

                                                     Jack F. Burke, Jr.

July 10, 1998

                       AMERICAN INDEPENDENT NETWORK, INC.
                            COMPARATIVE BALANCE SHEET
                                  DECEMBER 31,



         ASSETS                                                       1997                  1996

CURRENT ASSETS
     Cash and Cash Equivalents                                   $    34,768           $    59,846
     Accounts Receivable                                               2,250                10,730
     Trade Credits Receivable                                         30,000                30,000
     Note Receivable Net (Doubtful Accounts $700,000)                700,000                     0
     Prepaid Expenses                                                      0                   236
                                                                 -----------           -----------
         TOTAL CURRENT ASSETS                                        767,018               100,812
                                                                 -----------           -----------


PLANT, PROPERTY AND EQUIPMENT
     Leasehold Improvements                                           22,851                22,851
     Less Amortization                                                (8,028)               (3,458)
     Equipment and Furnishings                                       125,096                88,144
     Digital Compression Equipment                                   831,391               605,000
     Accumulated Depreciation                                       (103,954)              (49,242)
                                                                 -----------           -----------
         TOTAL PLANT, PROPERTY AND EQUIPMENT                         867,356               663,295
                                                                 -----------           -----------


OTHER ASSETS
     Trade Credits Receivable Net (Allowance $125,138)               261,990               432,128
     Other Investments                                               893,658             2,463,933
     Note Receivable Net (Doubtful Accounts 884,595)                 884,595                     0
                                                                 -----------           -----------
         TOTAL OTHER ASSETS                                        2,040,243             2,896,061
                                                                 -----------           -----------

         TOTAL ASSETS                                            $ 3,674,617           $ 3,660,168
                                                                 -----------           -----------




                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements

                       AMERICAN INDEPENDENT NETWORK, INC.
                            COMPARATIVE BALANCE SHEET
                                  DECEMBER 31,



LIABILITIES AND STOCKHOLDER'S EQUITY                             1997                  1996

CURRENT LIABILITIES
     Accounts Payable                                        $   177,404           $   284,336
     Notes Payable                                             2,133,930             1,533,867
     Accrued Interest - Notes                                    119,530               142,962
     Advances from Affiliates                                      9,602                 5,042
     Customer Deposits                                                 0                20,000
     Interest Due Preferred Shareholders                          37,440                15,972
     Equipment Lease Payments                                    175,380               139,380
                                                             -----------           -----------
         TOTAL CURRENT LIABILITIES                             2,653,286             2,141,559
                                                             -----------           -----------

LONG TERM DEBT
     Deferred Income Tax                                         661,824                     0
     Equipment Lease Payments                                    216,407               251,617
                                                             -----------           -----------
         Total Long Term Debt                                    878,231               251,617
                                                             -----------           -----------

         TOTAL LIABILITIES                                     3,531,517             2,393,176
                                                             -----------           -----------

STOCKHOLDER'S EQUITY
     Preferred Stock - 1,000,000  shares $1 Par
         Authorized - 1996 107,546 shares issued,
         1997 53,427 shares issued                                53,427               107,546
     Common Stock - 20,000,000 shares $.01 Par
         Authorized, 1996 14,045,268 shares issued,
         1997 18,232,715 shares issued                           182,325               140,453
     Additional Paid - In Capital                              4,511,821             2,513,734
     Retained Earnings (Deficit)                              (4,135,723)           (1,494,741)
     Note Receivable                                            (468,750)                    0
                                                             -----------           -----------
         TOTAL STOCKHOLDER'S EQUITY                              143,100             1,266,992
                                                             -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $ 3,674,617           $ 3,660,168
                                                             -----------           -----------




                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements

                       AMERICAN INDEPENDENT NETWORK, INC.
                  COMPARATIVE ANALYSIS OF STOCKHOLDERS' EQUITY
             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996



                                           Preferred            Stock           Common            Stock
                                             Shares            Amount           Shares           Amount

Balance, December 31, 1995                   47,841       $    47,841        10,000,000      $   100,000
Preferred A Shares Issued                    42,918            42,918
Issued Cost of Preferred A
Conversion n of Preferred A
     Shares to Common                       (90,759)          (90,759)          181,518            1,815
Preferred B Shares Issued                   107,546           107,546
Issued Cost of Preferred B
Common Issued to Bridge
     Loan Investors                                                             212,183            2,122
Issuance of Common Stock
     for Contributed Capital                                                  1,451,567           14,516
Issuance of Common Stock
     for Exercise of Stock Options                                            2,000,000           20,000
Sale of Common Stock                                                            200,000            2,000
Net Loss for the Year
     Ended December 31, 1996                      0                 0                 0                0
                                        -----------       -----------       -----------      -----------
Balance December 31, 1996                   107,546           107,546        14,045,268          140,453



Preferred B Shares Issued                   175,154           175,154
Issued Cost of Preferred B
Preferred Stock Conversions                (229,273)         (229,273)          458,546            4,585
Common Issued to Bridge
     Loan Investments                                                         1,521,039           15,210
Conversion of Bridge Loans                                                      132,862            1,327
Sale of Common Stock                                                            200,000            2,000
Sale of Common Stock
     for a Note Recievable                                                    1,875,000           18,750
Net Loss for the Year
     Ended December 31, 1997                      0                 0                 0                0
                                        -----------       -----------       -----------      -----------
Balance December 31, 1997                    53,427       $    53,427        18,232,715      $   182,325
                                        -----------       -----------       -----------      -----------


                                         Additional
                                           Paid-in         Note               Retained
                                           Capital        Receivable          Earnings

Balance, December 31, 1995               $ 1,664,341      $         0       $   (51,095)
Preferred A Shares Issued                    229,546
Issued Cost of Preferred A                   (82,793)
Conversion n of Preferred A
     Shares to Common                         88,944
Preferred B Shares Issued                    591,504
Issued Cost of Preferred B                  (255,808)
Common Issued to Bridge
     Loan Investors
Issuance of Common Stock
     for Contributed Capital
Issuance of Common Stock
     for Exercise of Stock Options           180,000
Sale of Common Stock                          98,000
Net Loss for the Year
     Ended December 31, 1996                       0                0        (1,443,646)
                                         -----------      -----------       -----------
Balance December 31, 1996                  2,513,734                0        (1,494,741)



Preferred B Shares Issued                    963,347
Issued Cost of Preferred B                  (547,999)
Preferred Stock Conversions                  224,688
Common Issued to Bridge
     Loan Investments                        380,260
Conversion of Bridge Loans                   429,791
Sale of Common Stock                          98,000
Sale of Common Stock
     for a Note Recievable                   450,000         (468,750)
Net Loss for the Year
     Ended December 31, 1997                       0                0        (2,640,982)
                                         -----------      -----------       -----------
Balance December 31, 1997                $ 4,511,821      $  (468,750)      $(4,135,723)
                                         -----------      -----------       -----------





                The Accompanying "Notes to Financial Statements"
               Are An Integral Parts of These Financial Statements

                       AMERICAN INDEPENDENT NETWORK, INC.
                       COMPARATIVE STATEMENT OF OPERATIONS
                    FOR THE TWELVE MONTHS ENDED DECEMBER 31,

                                                                  1997                 1996
REVENUES
INCOME FROM NETWORK OPERATIONS                               $  1,243,145        $    642,399
                                                             ------------        ------------

COST AND EXPENSCS
    Satellite Rental                                              581,861             598,590
    Uplinking of Programming                                            0             115,802
    Programming Expenses                                           12,162              81,849
    Production Expenses                                           111,558             110,802
    Depreciation                                                   54,692              14,096
    Amortization Leasehold                                          4,590               4,590
    Rental Expenses (Net)                                          67,714              61,986
    Provision for Doubtful Accounts                             1,584,595                   0
    Administration Expenses                                       439,232             482,858
    Reserve for Trade Credits                                     125,138                   0
                                                             ------------        ------------
       Total Costs and Expenses                                 2,981,542           1,470,573
                                                             ------------        ------------

       Net INCOME (LOSS) FROM OPERATIONS                       (1,738,397)           (828,174)
                                                             ------------        ------------

       OTHER INCOME - GAIN ON Sale OF ASSETS                      785,257                   0
                                                             ------------        ------------

OTHER EXPENSES
    Interest Expense (Net)                                        381,654             204,757
    Debt Issue Cost                                               250,135             385,000
    Loss on Sale of Assets                                         13,969              14,238
    Loss ON Conversion of Bridge Loans to Common Stock            380,260                   0
                                                             ------------        ------------
       TOTAL OTHER EXPENSES                                     1,026,018             603,995
                                                             ------------        ------------

GAIN (LOSS) BEFORE INCOME TAXES                                (1,979,158)         (1,432,169)

INCOME TAX BENEFIT (EXPENSE)                                     (661,824             (11,477)
                                                             ------------        ------------

 NET GAIN (LOSS)                                             $ (2,640,982)       $ (1,443,646)
                                                             ------------        ------------

EARNINGS PER SHARE OF COMMON STOCKS                          $      (0.18)            $(0.12)

 WEIGHTED AVERAGE SHARES                                       14,834,322          11,628,104


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

Depreciation and Amortization: The cost of plant, property and equipment is depreciated over the estimated useful life of the assets ranging from equipment at 5 years to leasehold improvements at 20 years. Depreciation is on a straight line basis. Depreciation and for amortization 1997 was $59,282 and for 1996 was $18,868.

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

OTHER INVESTMENTS - CONSIST OF THE FOLLOWING

                                                                         1997              1996

Prepaid Media                                                                         $1,426,933
Investments in Stocks (See Note 11 "Investment in Common Stock")      $  196,455         200,000
Film Library  (See Note 12 "Film Library")                                 7,523           1,000
Investment Senior Channel  (See Note 10" Senior Channel")                689,680
Trade Due Bills                                                                0         836,000
                                                                      ----------      ----------
Total                                                                 $  893,658       $2463,933
                                                                      ----------      ----------

NOTE 2 NOTES PAYABLE

Notes Payable at December 31, 1997 - Consist of the Following Notes:

           CREDITOR                                   DUE DATE     INTEREST           PRINCIPAL          ACCRUED
                                                                                                         INTEREST
Shelley Media Marketing(1)                             9/30/98        10%            $   51,100         $      0
Cleveland Broadcasting Co.(1)                          9/30/98        10%                26,089                0
ATN Network, Inc.(1)                                   9/10/98        10%               284,241                0
Pacific Acquisition Group                             12/31/98        11%               250,500                0
Bridge Loan                                           10/30/97        15%             1,522,000          119,530
                                                                                     ----------         --------
     Total                                                                           $2,133,930         $119,530
                                                                                     ----------         --------

(1)Affiliated Companies

Notes Payable at December 31, 1996 - Consist of the Following Notes:

           CREDITOR                                  DUE DATE      INTEREST           PRINCIPAL          ACCRUED
                                                                                                         INTEREST
Lyn Broadcasting Corporation(1)                        8/31/97        10%                $4,500        $  17,047
Shelley Media Marketing(1)                             9/30/97        10%                51,100           10,398
Cleveland Broadcasting Co.(1)                          9/30/97        10%                38,274            7,654
ATN Network, Inc.                                      9/30/97        10%                25,366           21,739
Advances from Affiliates(1)                             Demand        10%                 5,042            1,545
Pacific Acquisition Group                             12/31/97        11%               485,500           42,476
Bridge Loan                                            8/30/97        15%             1,122,750           42,103
Less Cost of Bridge
     Loan Acquisition                                                                  (193,623)               0
                                                                                     ----------        ---------
     TOTAL                                                                            1,538,909          142,962

Less Amount Classified as
     Advances from Affiliates                                                             5,042                0
                                                                                     ----------        ---------
     TOTAL                                                                           $1,533,867        $ 142,962
                                                                                     ----------        ---------

(1)Affiliated Companies

The Company has engaged in transactions with certain other enterprises that are affiliated companies. These companies are controlled by the management and principal stockholders of American Independant Network. The controlled companies transactions are as follows:

                                           1997                               1996
                                           FUNDS                              FUNDS
                                  BORROWED          REPAID          BORROWED          REPAID

Cleveland Broadcasting                              12,185
San Antonio Broadcasting                             2,200            20,556           19,521
TV Channel 22                      12,310            5,500                              6,250
Lynn Broadcasting                                    4,500(1)                         100,000(2)
ATN Network                       579,250          320,376(2)                         115,786(2)
Shelley Media                                                            350


(1) Repaid with common stock issued @ $3.25 per share

(2) Repaid $100,000 with common stock @ $0.10 per share

NOTE 3 INCOME TAXES

DEFERRED INCOME TAX LIABILITY CONSIST OF THE FOLLOWING COMPONENTS

                                              1997              1996
Provision for Income Taxes
     Current                                                0                0
     Deferred Liability                            (1,137,548)               0
     Deferred tax asset                               475,724          (11,477)
                                                   ----------       ----------
     Total Provision for Income Taxes                (661,824)         (11,477)
                                                   ----------       ----------


The tax effects of temporary differences which give rise to deferred income by assets and liabilities consist of the following:

Deferred income tax assets
     Valuation allowance                              475,724                0
     Net operating loss                               207,477          207,477

Deferred income tax liabilities
     Installment sale method on Notes Payable      (1,137,548)               0
     Valuation allowance                             (207,477)        (207,477)
                                                   ----------       ----------
     Net deferred tax asset liability                (661,824)               0
                                                   ----------       ----------

Bridge loan conversion cost $(380,260) consist the fair market value of common stock issued and has no income tax attributes.

RECONCILIATION OF STATUTORY U.S. TAX RATE WITH EFFECTIVE TAX RATE.

     Statutory U.S. tax rate on pretax loss                  0%       0%
     Average tax rate on temporary differences              41        0
     Average tax rate on change in valuation allowance       0        1
                                                            --       --
Effective tax rate                                          41        1
                                                            --       --


NOTE 4 SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid
Interest                              $127,861            $91,724
Income Taxes                                 0                  0


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

        LONG TERM INVESTMENTS: The fair value of these investments is estimated based on quoted market prices for those and similar investments.

        NOTES PAYABLE: The carrying value approximates fair value because of the short maturity date of these investments.

The estimated fair value of the Company's financial instruments are as follows:

                                                             1997                             1996
                                                  CARRYING          FAIR           CARRYING              FAIR
                                                   AMOUNT           VALUE           AMOUNT               VALUE

Notes Receivable                                $1,584,595       $1,584,595                 0                  0
Long Term Investments                           $  196,455       $  390,910        $1,037,000         $1,037,000
Accounts Payable                                $  177,404       $  177,404        $  284,336         $  284,336
Equipment Lease Payments                        $  391,787       $  354,219        $  390,997         $  347,316
Notes Payable                                   $2,133,930       $2,133,930        $1,533,867         $1,533,867



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


DETAILS OF LEASE OBLIGATIONS ARE AS FOLLOWS:

                CAPITALIZED                CAPITALIZED                OPERATING
                 EQUIPMENT                  EQUIPMENT                TRANSPONDER

                 LEASE #1                   LEASE #2                    LEASE

1998             $139,380                    $51,624                  $360,000
1999             $139,380                    $51,624                  $210,000
2000             $ 24,237                    $21,510

NOTE 8 SALE OF ASSETS

         AIN entered into an agreement with Media Fund, Inc. Dated December 10, 1997. This agreement materially affects the financial statements and AIN daily operations.

         Media Fund, Inc., under the provisions of the above agreement, gave to AIN a promissory note in the amount of $ 5,000,000. The agreement has certain restrictions as to the use of funds received from Media Fund, Inc. (see below).

         AIN exchanged the following assets of the company for the $5,000,000 promissory note:

NOTE RECEIVABLE (PRESENT VALUE)                            $3,637,940
Common stock 1,875,000  shares @ $.25                         468,750
                                                           ----------
                                                            3,169,190
                                                           ----------
BOOK VALUE OF ASSETS SOLD
Prepaid television inventory                                1,426,933
Other long term assets (trade due bills)                      837,000
Accounts Receivable (Inet Inc.)                               120,000
                                                           ----------
Total Asset Book Value                                      2,383,933
                                                           ----------
                  GAIN ON SALE                             $  785,257
                                                           ----------
Media Fund, Inc. payment schedule on promissory note:

              Due within 12 months
                                May 30, 1998                   50,000
                               June 30, 1998                  750,000
                          September 30, 1998                  300,000
                           December 30, 1998                  300,000
                                                           ----------
                                                            1,400,000
                                                           ----------
              Due beyond 12 months
                              March 30, 1999                  300,000
                               June 30, 1999                  300,000
                           December 31, 2002                3,000,000
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


NOTE 9 PREFERRED STOCK

Preferred stockholders' may convert one share of preferred stock into two shares of common. Preferred stockholders' also receive nine percent interest per annum in lieu of dividends. Summary of preferred stock transactions are as follows:

Number of Preferred B Shares sold in 1996
   per Comparative Analysis of Stockholders' Equity                     107,546

Number of Preferred B Shares sold in 1997
   per Comparative Analysis of Stockholder's Equity                     175,154
                                                                      ---------
Total Number of Preferred B Shares Sold                                 282,700

Number of Preferred B Shares converted to Common Stock at
        December 31, 1997 at the rate of two Common for each
        Preferred B, which would equal 458,546 shares of Common        (229,273)
                                                                      ---------

Number of Preferred B Shares outstanding at December 31, 1998            53,427
                                                                      ---------

NOTE 10 SENIOR CHANNEL

In 1997 the Company acquired the Copyright to the Senior Channel in exchange for programming services in the amount of $689,680 that was billed at standard programming rates. The Senior Channel has twenty four hour programming per day. The Company's cash plan projections indicate the cost will be recovered in four to five years. The Company continues to evaluate this asset quarterly and will amortize the cost over five years.

NOTE 11 INVESTMENT IN COMMON STOCK

The Company owns 368,100 shares of Quick Tent, Inc. (NASD Small Cap QTNT). The Company sold Quick Tent, Inc. stock in November, 1997 at $1.085 per share. The quoted market value at December 31, 1997 was $1.062 per share. The cost basis in the financial statements is $0.523 per share for a capitalized amount of $196,455. This investment is included in Other Investments.

NOTE 12  FILM LIBRARY

The Film Library consists of approximately 2,000 films and television produced tapes at a cost of $7,523.


NOTE 13  BRIDGE LOAN

Bridge Loan holders have the option of converting their loans to Common Stock at $3.25 per share. Loans in the amount of $161,006 were converted into 49,540 Common Shares. To equate the difference between market price of $0.25 and conversion price of $3.25 an additional 1,521,039 were issued. This gave rise to an ordinary item - of Loan Conversion to Common Stock in the amount of $380,260. The market value of $0.25 per share was derived from the sale of 200,000 shares at $0.50 per share discounted for the much larger number of shares involved and the restrictions on the stock.


NOTE 14 RECONCILIATION OF CHANGES IN NOTES PAYABLE TO CASH FLOW GENERATED BY INCREASE IN NOTES PAYABLE


Notes payable 1997                              2,133,930
Notes payable 1996                              1,533,867
                                              -----------
Net Change                                        600,063

Notes paid by Conversion to Common Stock          265,506
Non cash digital equipment note                   (45,989)
                                              -----------
Cash flow generated by notes  payable         $   819,580
                                              -----------


NOTE 15  GOING CONCERN

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

NOTE 16  RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended December 31, 1997 and 1996. For the year ended December 31, 1996 the restatement consists of the correction of recording a non monetary exchange. Income for the year was overstated by $450,000.

 For the year ended December 31, 1997 the restatement consists of the following: present value for notes receivable; allowance for doubtful accounts for both notes receivable and trade credits receivable; recording of cost incurred in conversion of bridge loans to common stock; recalculation of income tax expense. The results are as follows:


                                   AS RESTATED       AS REPORTED

Total Assets                       $ 3,674,617       $ 7,215,160
Total Liabilities                  $ 3,531,517       $ 3,799,764
Total Stockholders Equity          $   143,100       $ 3,415,396
Income tax expense                 $  (661,824)      $(1,137,548)
Net Earnings (Loss)                $(2,640,982)      $   325,347
Net Earnings (Loss) per Share      ($     0.18)      $      0.02


                                    PART III

ITEM 1.              INDEX TO EXHIBITS

Exhibit Number       Title of Exhibit
--------------       ----------------

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

      6.28           Promissory Note Extension Agreement with ATN Network
                     Inc.(2)

      6.29           Form of Equipment Agreement(2)

      6.30           Channel Use and Programming Agreement with Dominion Sky
                     Angel(2)

      6.31           Agreement of Settlement, Compromise and Assignment(2)

      6.32           Assignment of Senior Channel(2)

      6.33           Agreement with Media Fund, Inc.(2)

      6.34           1995 Stock Option Plan(2)

      6.35           Promissory Note and Agreement Amendment(3)

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

(3) Previously filed as an exhibit to the Company's Amendment No. 4 to the Registration Statement on Form 10-SB (File No. 000-23105), filed with the Securities and Exchange Commission on July 15, 1998.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERICAN INDEPENDENT NETWORK, INC.

                                 /s/  DONALD W. SHELTON
Date: July 14, 1998              ---------------------------------------------
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

Signature                   Title                               Date
---------                   -----                               ----



/s/ DONALD W. SHELTON
------------------------    Chairman of the Board of             July 14, 1998
Dr. Donald W. Shelton       Directors, Chief Executive
                            Officer, and Director

/s/ RANDY MOSELEY
-----------------------     President, Chief Financial           July 14, 1998
Randy Moseley               Officer, Secretary, and
                            Director