Form 10QSB/A
period 1998-03-31
AMERICAN INDEPENDENT NETWORK INC
filed 1998-07-15
CIK 1000876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 1998

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                         to
                               -----------------------    ----------------------

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

Yes            No     X
    --------      ---------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. AS OF JULY 10, 1998, THERE WERE APPROXIMATELY 18,354,587 SHARES OF THE COMPANY'S COMMON STOCK ISSUED AND OUTSTANDING.

         Transitional Small Business Disclosure Format: Yes         No      X
                                                            -------      -------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

         The following financial statements are filed as part of this Registration Statement:

         Financial Statements:                                              Page
         ---------------------                                              ----
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

         Comparative Statement of Operations (Unaudited) for the
         Three Months ended March 31, 1998 and 1997                          F-3

         Comparative Analysis of Stockholders' Equity (Unaudited)
         Three Months ended March 31, 1998 and 1997                          F-4

         Comparative Statement of Cash Flows (Unaudited) for the
         Three Months      ended March 31, 1998 and 1997                     F-5

         Notes to Comparative Financial Statements (Unaudited)               F-6

                       AMERICAN INDEPENDENT NETWORK, INC.
                      Comparative Balance Sheet (Unaudited)
                                    March 31,




                            ASSETS

                                                  1998           1977
                                               ----------     ----------
CURRENT ASSETS
 Cash and cash equivalents                     $   94,368     $  164,172
 Accounts receivable                                2,250         14,730
 Trade credits receivable                          30,000         30,000
 Note receivable, net of
   doubtful account of $700,000                   700,000              0
 Prepaid expenses                                       0            236
                                               ----------     ----------
   TOTAL CURRENT ASSETS                           826,618        209,138
                                               ----------     ----------


PLANT, PROPERTY AND EQUIPMENT
 Leasehold improvements                            22,851         22,851
 Equipment and furnishings                        128,842         91,999
 Digital compression equipment                    834,769        627,001
                                               ----------     ----------
                                                  986,462        741,851
 Accumulated depreciation                        (126,802)       (59,700)
                                               ----------     ----------
  TOTAL PLANT, PROPERTY AND EQUIPMENT             859,660        682,151
                                               ----------     ----------


OTHER ASSETS
Deferred tax benefits                                   0        207,477
Trade credits receivable, net of
  allowance of $125,138                           261,990        432,128
Other investments, net of
  amortization of $34,484                         863,104      2,463,933
Note Receivable, net of
  doubtful account of $884,595                    884,595              0
                                               ----------     ----------
 TOTAL OTHER ASSETS                             2,009,689      3,103,538
                                               ----------     ----------
       TOTAL ASSETS                            $3,695,967     $3,994,827
                                               ----------     ----------






              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
                      Comparative Balance Sheet (Unaudited)
                                    March 31,





                                                  1998           1977
                                               ----------     ----------
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                              $  154,997     $  236,726
 Notes payable                                  2,330,188      1,562,843
 Accrued interest - notes                         177,317         95,986
 Advances from affiliates                          28,402          3,542
 Customer deposits                                      0         20,000
 Interest due preferred shareholders               37,440         25,000
 Equipment lease payments                         175,380        139,380
                                               ----------     ----------
    TOTAL CURRENT LIABILITIES                   2,903,724      2,083,477
                                               ----------     ----------

LONG TERM DEBT
 Deferred income tax                              930,071              0
 Equip lease payments                             184,973        235,617
                                               ----------     ----------
TOTAL LONG TERM DEBT                            1,115,044        235,617
                                               ----------     ----------
       TOTAL LIABILITIES                        4,018,768      2,319,094
                                               ----------     ----------

STOCKHOLDERS' EQUITY
 Preferred Stock - 1,000,000 shares $1 Par
   Authorized - 1996 107,546 shares issued,
   March 31, 1998 48,813 shares issued             48,813        217,795
 Common Stock - 20,000,000 shares $.01 Par
   Authorized, 1996 14,045,300 shares issued,
   1998 18,354,797 shares issued                  183,546        142,453
 Additional Paid in Capital                     4,673,351      2,937,664
 Retained Earnings (Deficit)                   (4,759,761)    (1,622,179)
 Note Receivable                               (  468,750)    (        0)
                                               ----------     ----------
       TOTAL STOCKHOLDERS' EQUITY              (  322,801)     1,675,733
                                               ----------     ----------
  TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    $3,695,967     $3,994,827
                                               ----------     ----------







              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
                 Comparative Statement of Operations (Unaudited)
                      For the Three Months Ended March 31,





                                                  1998           1977
                                               ----------     ---------
REVENUES
  Income from network operations               $   53,463     $ 137,735
                                               ----------     ---------

COST AND EXPENSES:
  Satellite rental                                 90,000       187,500
  Programming expenses                                844         8,055
  Production expenses                              24,429        24,982
  Depreciation                                     13,620         5,800
  Amortization of leasehold                         1,200         1,200
  Amortization of Senior Channel                   34,484             0
  Rental Expense (Net)                             16,200        16,902
  Administrative expenses                         126,125       115,468
                                               ----------     ---------
   TOTAL COST AND EXPENSES                        306,902       359,907
                                               ----------     ---------

NET (LOSS) FROM OPERATIONS                      ( 253,439)     (222,172)
                                               ----------     ---------
OTHER EXPENSES:
  Interest expense (net)                           84,966        72,743
  Amortization of debt issue cost                       0        40,000
  Loss on conversion of bridge loans
    to Common Stock                                17,386             0
                                               ----------     ---------

   Total Other Expense                            102,352       112,743
                                               ----------     ---------

(LOSS) BEFORE INCOME TAXES                      ( 338,405)     (334,915)


INCOME TAX BENEFIT (EXPENSE)                            0             0
                                               ----------     ---------

NET (LOSS)                                     $( 355,791)    $(334,915)



EARNINGS PER SHARE OF COMMON STOCK             $    (0.02)    $   (0.03)

WEIGHTED AVERAGE SHARES                        16,383,773    10,000,000







              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
            Comparative Analysis of Stockholders' Equity (Unaudited)
                    For The Three Months Ended March 31, 1998




                               Preferred Stock           Common Stock         Additional
                             -------------------    ----------------------     Paid-in         Note       Retained
                               Shares    Amount      Shares        Amount      Capital      Receivable    Earnings
                             ---------  --------    ----------    --------    ----------    ----------   -----------
BALANCE DECEMBER 31, 1996     107,546   $107,546    14,045,268    $140,453    $2,513,734          $ 0    $(1,494,741)

Preferred B Shares Issued     175,154    175,154                                 963,347
Issue cost of Preferred B                                                       (547,999)

Conversion of Preferred B
   Shares to Common          (229,273)  (229,273)      458,546       4,585       224,688

Common Issued to Bridge
 Loan Investors                                      1,521,039      15,210       380,260

Conversion of Bridge Loans                             132,652       1,327       429,791

Sale of Common Stock                                   200,000       2,000        98,000

Sale of Common Stock for
 a Note Receivable                                   1,875,000      18,750       450,000     (468,750)

Net Loss for the Year Ended
 December 31, 1997                                                                                        (2,640,982)
                             ---------  --------    ----------    --------    ----------    ---------    -----------
BALANCE DECEMBER 31, 1997       53,427   $53,427    18,232,715    $182,325    $4,511,821     (468,750)   ($4,135,723)

Preferred Stock Conversions    ( 4,614)   (4,614)        9,230          93         4,522

Conversion of Bridge Loans                              43,306         433       140,317

Common Issued to Bridge
 Loan Investors                                         69,546         695        16,691

Net Loss for the Three
 Months Ended March 31, 1998                                                                                (355,791)
                             ---------  --------    ----------    --------    ----------    ---------    -----------
BALANCE MARCH 31, 1998          48,813   $48,813    18,354,797    $183,546    $4,673,351    $(468,750)   ($4,491,514)







              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
                 Comparative Statement of Cash Flow (Unaudited)
                      For The Three Months Ended March 31,



                                                  1998           1977
                                               ---------      ---------
CASH FLOWS PROVIDED (USED)
 BY OPERATING ACTIVITIES:
  Net (Loss)                                   $(355,791)     $(268,915)
  Adjustment to reconcile net income to net
  cash from operating activities:
   Cost of loan conversion to common stock        17,386              0
   Depreciation                                   13,620          5,800
   Amortization of leasehold                       1,200          1,200
   Amortization of Senior Channel                 34,484              0
   Accounts receivable                                 0       (  4,000)
   Deferred tax benefit                                0       ( 66,000)
   Accounts payable                             ( 22,407)      ( 47,610)
   Accrued interest                               57,787       ( 37,948)
   Advances from affiliates                       18,800       (  1,500)
                                               ---------      ---------
TOTAL CASH USED BY OPERATING ACTIVITIES         (234,921)      (418,973)
                                               ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in equipment                       (  7,124)      ( 25,856)
  Investment in film library                    (  3,929)             0
                                               ---------      ---------
TOTAL CASH FLOW FROM INVESTING ACTIVITIES       ( 11,053)      ( 25,856)
                                               ---------      ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 Notes payable increase                          337,008         28,976
 Long term lease decrease                      (  31,434)      ( 16,000)
 Preferred stock increase                              0        110,249
 Common stock increase                                 0          2,000
 Additional paid-in capital increase                   0        423,930
                                               ---------      ---------
TOTAL CASH PROVIDED BY FINANCING ACTIVITIES      305,574        549,155
                                               ---------      ---------


Net Cash Increase                                 59,600        104,326

Cash, beginning of Period                         34,768         59,846
                                               ---------      ---------

CASH AT END OF PERIOD                          $  94,368      $ 164,172
                                               ---------      ---------




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

TRADE CREDITS RECEIVABLES - The Company owns trade credits in the amount of $417,128 at March 31, 1998 and $462,128 at March 31, 1997. As defined by the International Reciprocal Trade Association, a trade dollar is a unit of account that denotes the right to receive (receivable) or the obligation to pay (a payable), one US dollar worth of goods and services within a barter system or network. While all of the trade credits may be used by the company at any time, the Company has shown a pattern of using $25,000 to $30,000 worth of the credits in each of the past two years. Therefore the Company's trade credits are being classified as current $30,000 and other assets of $387,128 at March 31, 1998. The Trade Credits were obtained in 1994 in exchange for an Investment in Common Stock and was valued at the fair value of the asset investment in common stock. The Company uses the credits primarily for travel expense. The Company, also exchanged Trade Credits for computer equipment and Fine Art. Management does not consider impairment under FAS 121 is appropriate as management intends to fully utilize the credits and the credits do not have an expiration date. Due to the slow rate of usage the Company has established a valuation account of $125,138. The trade group, the Company is a member of, currently has over twenty four hundred participants. The Company can use these trade credits without any infusion of cash except sales or excise taxes.

ACCOUNTS RECEIVABLE - Allowance for doubtful accounts. The company has accounts receivable at March 31, 1998 of $2,250 owed by regular customers. Management deems this amount to be fully collectible. No allowances for doubtful accounts is necessary. At March 31, 1997 the total was $14,730.


PLANT, PROPERTY AND EQUIPMENT is recorded at cost.

DEPRECIATION - The cost of plant, property and equipment is depreciated over the estimated useful life of the assets ranging from equipment at 5 years to leasehold improvements at 20 years. Depreciation is on a straight line basis.
Depreciation and amortization was $14,820 for the three months ended March 31, 1998 and $7,000 for the three months ended March 31, 1997.

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

OTHER INVESTMENTS - Consist of the following:

                                                   1998          1977
                                                ---------     ----------
   Prepaid Media                                              $1,426,933
   Investment in stocks                          $196,455        200,000
   Film Library                                    11,453          1,000
   Investment in Senior Channel,
     net of amortization of $34,484               655,196              0
   Media trade due bills                                0        836,000
                                                ---------     ----------
      Total Other Investments                   $ 863,104     $2,463,933
                                                ---------     ----------


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


(1)  Affiliated Companies

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                             March 31, 1998 and 1997



The Company has engaged in transactions with certain other enterprises that are affiliated companies. These companies are controlled by the management and principal stockholders of American Independent Network. The controlled companies transactions are as follows:

                                       1998                     1997
                                       Funds                    Funds
                             ---------------------      ------------------
                             Borrowed       Repaid      Borrowed    Repaid
                             --------       ------      --------    ------
Cleveland Broadcasting             $0       $8,156          $0      $1,222
San Antonio Broadcasting           $0       $3,700          $0          $0
TV Channel 22                 $22,500           $0          $0      $1,500
ATN Network                  $334,500      $18,826          $0      $3,028
Shelley Media Marketing            $0         $450          $0          $0



NOTE 3 - INCOME TAXES

Deferred income tax liability consist of the following components:

                                                       1998         1997
                                                       ----         ----
Provision for Income Taxes
  Current                                                   0           0
  Deferred Liability                                        0           0
  Deferred tax asset                                        0    (      0)
                                                    ---------     -------
  Total Provision for Income Taxes                          0    (      0)
                                                    ---------     -------

The tax effects of temporary differences which give rise to deferred income by assets and liabilities consist of the following:

Deferred income tax assets
  Valuation allowance                                 475,724           0
  Net operating loss                                  207,477     207,477

Deferred income tax liabilities
  Installment sale method on Notes Payable         (1,137,548)          0
  Valuation allowance                              (  207,477)   (      0)
                                                    ---------     -------
  Net deferred tax asset liability                 (  661,824)    207,477
                                                    ---------     -------


Reconciliation of statutory U.S. tax rate with effective tax rate:

   Statutory U.S. tax rate on pretax loss                   0%         0%
   Average tax rate on temporary differences                0          0
   Average tax rate on change in valuation allowance        0          0
                                                           --         --
   Effective tax rate                                       0          0
                                                           --         --

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                             March 31, 1998 and 1997


NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                     1998        1997
                                                     ----        ----
     Cash used for:
      Interest                                     $ 17,520    $68,216
      Income Taxes                                 $      0    $     0


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

NOTE 6 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for where it is practicable to estimate that value:

Notes Receivable - The carrying amount approximates fair value because each is valued at estimated discounted future cash flows.

Long Term Investments - The fair value of these investments are estimated based on quoted market prices for those and similar investments.

Notes Payable - The carrying value approximates fair value because of the short maturity date of these investments.

The estimated Fair Values of the Company's Financial Instruments are as follows:

                                        1998                       1997
                              ----------------------     ---------------------
                               Carrying      Fair         Carrying      Fair
                                 Amount       Value         Amount      Value
                              ----------  ----------     ----------  ----------
 Notes Receivable             $1,584,595  $1,584,595              0          0
 Long Term Investments          $196,455    $390,910     $1,037,000  $1,037,000
 Accounts Payable               $154,997    $154,997       $236,726    $236,726
 Equipment Lease Payments       $360,353    $324,318       $374,997    $333,747
 Notes Payable                $2,330,188  $2,330,188     $1,562,843  $1,562,843

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

Details of lease obligations are as follows:

                         Capitalized        Capitalized        Operating
                          Equipment          Equipment        Transponder
                          Lease #1           Lease #2            Lease
                         -----------        -----------        ---------
    1998                  $139,380           $51,624           $360,000
    1999                  $139,380           $51,624           $210,000
    2000                  $ 24,237           $21,510


NOTE 8 - SALE OF ASSETS

AIN entered into an Agreement with Media Fund, Inc. dated December 10, 1997. This Agreement materially affects the financial statements and AIN daily operations.

Media Fund, Inc. under the provisions of the above agreement, gave to AIN a promissory note in the amount of $5,000,000. The agreement has certain restrictions as to the use of funds received from Media Fund, Inc. (See below).

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                             March 31, 1998 and 1997

AIN exchanged the following assets of the Company for the $5,000,000 promissory note:

         Note Receivable (Present Value)                     $3,637,940
         Common Stock (1,875,000 shares @ $.25)                 468,750
                                                             ----------
                                                              3,169,190
                                                             ----------

         BOOK VALUE OF ASSETS SOLD
         Prepaid television inventory                         1,426,933
         Other long term assets (trade due bills)               837,000
         Accounts Receivable (Inet, Inc.)                       120,000
                                                             ----------
                                                              2,383,933
                                                             ----------
               GAIN ON SALE                                  $  785,257
                                                             ----------


Media Fund, Inc. payment schedule on promissory note:

        Due within 12 months
          May 30, 1998                                           50,000
          June 30, 1998                                         750,000
          September 30, 1998                                    300,000
          December 30, 1998                                     300,000
                                                              ---------
                                                              1,400,000

        Due beyond 12 months
          March 30, 1999                                        300,000
          June 30, 1999                                         300,000
          December 31, 2002                                   3,000,000
                                                              ---------
                                                              3,600,000
                                                              ---------


MEMO: An allowance for Doubtful Accounts in the amount of $1,584,595 has been established due to incomplete financial information on Media Fund, Inc. The note is un-collateralized.

RESTRICTIONS ON CASH RECEIVED:

Eighty percent (80%) of the first $2,000,000 or $1,600,000 must be used to purchase IRD (digital to analog converters) equipment, and towards the Company's goal of reaching seventy million (70,000,000) households nationally.

ADDITIONAL CONDITIONS OF THE ABOVE AGREEMENT:

1. Media Fund, Inc. receives twenty percent (20%) of all spots of AIN, HTN, and Senior Network for a period of four years beginning December 10, 1998 with three
(3) renewal options of five (5) years each.

2. Media Fund, Inc. was issued 1,875,000 shares in AIN, HTN (Hispanic Television Network) and Senior Network.

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                             March 31, 1998 and 1997


3. Media Fund, Inc. will provide up to twelve (12) hours of Network quality programming per day which AIN agrees to air. The commercial spots due Media Fund, Inc. per the agreement will be used by Media Fund, Inc. for Media Fund clients.

NOTE 9 - PREFERRED STOCK

Preferred stockholders' may convert one share of preferred stock into two shares of common. Preferred stockholders' also receive nine percent interest per annum in lieu of dividends. Summary of preferred stock transactions are as follows:

Number of Preferred B Shares sold in 1996 per
     Comparative Analysis of Stockholders' Equity                107,546
Number of Preferred B Shares sold in 1997 per
     Comparative Analysis of Stockholders' Equity                175,154
                                                                 -------
Total Number of Preferred B Shares Sold                          282,700
Number of Preferred B Shares converted to Common Stock at
     December 31, 1997 at the rate of two Common for each
     Preferred B, which would equal 458,546 shares of Common    (229,273)
Number of Preferred B Shares outstanding at December 31, 1997     53,427

Number of Preferred B Shares converted to Common Stock
     during the three months ended March 31, 1998 at the
     rate of two Common for each Preferred B, which would
     equal 9,230 shares of Common                                ( 4,614)
                                                                 -------
Number of Preferred B Shares outstanding at March 31, 1998        48,813
                                                                 -------


NOTE 10 - SENIOR CHANNEL

In 1997, the Company acquired the Copyright to the Senior Channel in exchange for programming services in the amount of $689,680 that was billed at standard programming rates. The Senior Channel has twenty four hour programming per day. The Company's cash plan projections indicate the cost will be recovered in four to five years. The Company continues to evaluate this asset quarterly and will amortize the cost over five years. The amortization during the three months ended March 31, 1998 was $34,484.


NOTE 11 - INVESTMENT IN COMMON STOCK

The Company owns 368,100 shares of Quick Tent, Inc. (NASD Small Cap QTNT).
The Company sold Quick Tent, Inc. stock in November 1997 at $1.085 per share. The quoted market value at December 31, 1997 was $1.062 per share. The costs basis in the financial statements is $0.523 per share for a capitalized amount of $196,455. This investment is included in Other Assets.

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                             March 31, 1998 and 1997


NOTE 12 - FILM LIBRARY

The Film Library consists of approximately 2,000 films and television produced tapes at a cost of $11,453.

NOTE 13 - BRIDGE LOAN

Bridge Loan holders have the option of converting their loans to Common Stock at $3.25 per share. Loans in the amount of $140,745 were converted into 43,306 Common Shares during the three months ended March 31, 1998.
To equate the difference between market price of $.025 and conversion price of
43.25 and additional 69,546 Common Shares were issued. The market value of $.025 per share was derived from 1997 valuation based on sales of shares discounted for the much larger number of shares involved and the restrictions on the stock.


NOTE 14 - RECONCILIATION OF CHANGES IN NOTES PAYABLE TO CASH FLOW GENERATED BY INCREASE IN NOTES PAYABLE

Notes Payable at March 31, 1998                             $2,330,188
Notes Payable at December 31, 1997                           2,133,930
                                                            ----------
Net Change                                                     196,258

Notes paid by Conversion to Common Stock                       140,750
                                                            ----------
Cash Flow generated by Note Payable                         $  337,008
                                                            ----------


NOTE 15 - GOING CONCERN

As shown in the accompanying financial statements the company has had recurring net operating losses resulting in cash flow problems. All of the Company's debt is short term resulting in a substantial current ratio deficit (current liabilities and long term liabilities due within twelve months are greater than current assets and assets available for use within twelve months) These circumstances raise substantial doubt as to the Company's ability to continue as a going concern. Such conditions may prevent the Company from meeting its liabilities within a timely manner.

Management fully believes it will lease a minimum of two satellite access channels. This in conjunction with the collection of short term notes receivable and normal operating revenues will provide the Company sufficient cash flow to continue as a going concern and to reach its penetration of households (viewers) goals for the year.

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

Operating Loss

For the three months ended March 31, 1998, the Company's operating losses were $253,439 and for the comparable period in 1997, the Company's operating losses were $222,172. The loss before income taxes for the three months ended March 31, 1998 was $338,405 as compared to a loss before income taxes for the three months ended March 31, 1997 of $334,915. Net loss for the three months ended March 31, 1998 was $355,791 as compared to a net loss for the three months ended March 31, 1997 of $334,915. The loss before income taxes in 1998 is $3,490 more than the 1997 loss for the similar period and is due primarily to decreases in the satellite expenses of $97,500 and amortization of debt issue cost of $40,000 being less than the amortization of The Senior Channel of $34,484 and the decrease in revenues caused by the decrease in digital satellite lease revenues.

Net Loss

For the three months ended March 31, 1998 and March 31, 1997, net loss per share was $.02 and $.03, respectively.

                                     PART II
                                OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number             Title of Exhibit
--------------             ----------------
        3.1              Articles of Incorporation of the Company, as amended (1)
        3.2              Bylaws of the Company, as amended (1)
        4.1              Form of Warrant Agreement (1)
        10.1             Lease for Offices (1)
        10.2             Employment Agreement with Dr. Donald W. Shelton (1)
        10.3             Employment Agreement with Randy Moseley (1)
        10.4             Stock Option Agreement with Dr. Donald W. Shelton (1)
        10.5             Stock Option Agreement with Randy Moseley (1)
        10.6             Form of License Agreement (Affiliate Agreement) (1)
        10.7             GE Americom Lease Agreement (1)
        10.8             Master Lease with Insight Investments (1)
        10.9             Promissory Note Extension Agreement with Lyn Broadcasting
                         Corporation (1)
        10.10            Promissory Note Extension Agreement with Shelly Media Marketing (1)
        10.11            Promissory Note Extension Agreement with Cleveland Broadcasting Co.(1)
        10.12            Promissory Note Extension Agreement with ATN Network, Inc.(1)
        10.13            Promissory Note with Super Six, Inc.(1)
        10.14            Promissory Note with Jim Thornbo (1)
        10.15            Promissory Note with Logistic Services International, Inc.(1)
        10.16            Promissory Note with Rajendra Shah (1)
        10.17            Promissory Note with Gary Lamberg (1)
        10.18            Promissory Note with Frank Lyons (1)
        10.19            Loan and Security Agreement with Midas Fund (1)
        10.20            United State Federal Communications Commission Radio Station Authorization(1)
        10.21            Form of Programming Agreement(2)
        10.22            Promissory Note with ATN Network, Inc.(2)
        10.23            "All News Channel" Agreement(2)
        10.24            Promissory Note Extension Agreement with Super Six, Inc.(2)
        10.25            Promissory Note Extension Agreement with Logistics Services, Inc.(2)
        10.26            Promissory Note Extension Agreement with Shelly Media Marketing Corporation(2)
        10.27            Promissory Note Extension Agreement with Cleveland Broadcasting Corporation(2)
        10.28            Promissory Note Extension Agreement with ATN Network Inc.(2)
        10.29            Form of Equipment Agreement(2)
        10.30            Channel Use and Programming Agreement with Dominion Sky Angel(2)
        10.31            Agreement of Settlement, Compromise and Assignment(2)

        10.32            Assignment of Senior Channel(2)
        10.33            Agreement with Media Fund, Inc.(2)
        10.34            1995 Stock Option Plan(2)
        10.35            Promissory Note and Amendment to Agreement(3)
        27.1             Financial Data Schedule


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

                                            AMERICAN INDEPENDENT NETWORK, INC.


Date:    July 14, 1998                      /s/ Donald W. Shelton
                                            ----------------------------
                                            Dr. Donald W. Shelton, Chief
                                            Executive Officer

Date:    July 14, 1998                      /s/ Randy Moseley
                                            ----------------------------
                                            Randy Moseley, President and
                                            Chief Financial Officer