Form 10QSB
period 1998-06-30
AMERICAN INDEPENDENT NETWORK INC
filed 1998-08-13
CIK 1000876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JUNE 30, 1998

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

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

Yes  X    No
    ---       ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. AS OF AUGUST 11, 1998, THERE WERE APPROXIMATELY 18,465,199 SHARES OF THE COMPANY'S COMMON STOCK ISSUED AND OUTSTANDING.

         Transitional Small Business Disclosure Format:  Yes      No  X
                                                             ---     ---

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

         Comparative Balance Sheet (Unaudited) at June 30, 1998 and
         June 30, 1997                                                          F-1

         Comparative Statement of Operations (Unaudited) for the
         Six Months ended June 30, 1998 and 1997                                F-3

         Comparative Analysis of Stockholders' Equity (Unaudited)
         Six Months ended June 30, 1998 and 1997                                F-4

         Comparative Statement of Cash Flows (Unaudited) for the
         Six Months ended June 30, 1998 and 1997                                F-5

         Notes to Comparative Financial Statements (Unaudited)                  F-6

                       AMERICAN INDEPENDENT NETWORK, INC.
                      Comparative Balance Sheet (Unaudited)
                                    June 30,



                                     ASSETS

                                                   1998        1977
                                                 --------    --------
CURRENT ASSETS
 Cash and cash equivalents                     $    4,543    $ 27,389
 Accounts receivable                                4,743     452,503
 Trade credits receivable                          30,000      30,000
 Note receivable, net of
   doubtful account of $700,000                   700,000           0
 Common stock                                           0      18,000
 Prepaid expenses                                       0     112 736
                                               ----------  ----------
   TOTAL CURRENT ASSETS                           739,286     641,216
                                               ----------  ----------


PLANT, PROPERTY AND EQUIPMENT
 Leasehold improvements                            22,851      22,851
 Equipment and furnishings                        130,317     122,379
 Digital compression equipment                    844,719     622,253
                                               ----------  ----------
                                                  997,887     741,851
 Accumulated depreciation                        (141,622)   (102,700)
                                               ----------  ----------
  TOTAL PLANT, PROPERTY AND EQUIPMENT             856,265     664,783
                                               ----------  ----------


OTHER ASSETS
Deferred tax benefits                                   0     306,477
Trade credits receivable, net of
  allowance of $125,138                           241,990     422,128
Other investments, net of
  amortization of $68,968                         737,485   2,787,813
Note Receivable, net of
  doubtful account of $884,595                    884,595           0
                                               ----------  ----------
 TOTAL OTHER ASSETS                             1,864,070   3,516,418
                                               ----------  ----------
       TOTAL ASSETS                            $3,459,621  $4,822,417
                                               ----------  ----------



              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
                      Comparative Balance Sheet (Unaudited)
                                    June 30,


                                                      1998            1997
                                                     ------          ------
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                $   264,163      $   293,682
 Notes payable                                     2,194,740        1,636,993
 Accrued interest - notes                            255,349          165,788
 Advances from affiliates                             27,903              942
 Interest due preferred shareholders                  37,440           61,399
 Equipment lease payments                            175,380          139,380
                                                 -----------      -----------
    TOTAL CURRENT LIABILITIES                      2,954,975        2,298,184
                                                 -----------      -----------

LONG TERM DEBT
 Deferred income tax                                 661,824                0
 Equip lease payments                                153,444          208,917
                                                 -----------      -----------
   TOTAL LONG TERM DEBT                              815,268          208,917
                                                 -----------      -----------
       TOTAL LIABILITIES                           3,770,243        2,507,101
                                                 -----------      -----------

STOCKHOLDERS' EQUITY
 Preferred Stock - 1,000,000 shares $1 Par
   Authorized - 1997 286,624 shares issued,
   June 30, 1998  42,427 shares issued                42,427          217,795

 Common Stock - 20,000,000 shares $.01 Par
   Authorized, 1997 14,810,717 shares issued,
   1998 18,465,199 shares issued                     184,650          148,083
 Additional Paid in Capital                        4,788,714        3,069,309
 Retained Earnings (Deficit)                      (4,857,663)      (1,188,725)
 Note Receivable                                    (468,750)              (0)
                                                 -----------      -----------
       TOTAL STOCKHOLDERS' EQUITY                   (310,622)       2,315,316
  TOTAL LIABILITIES AND STOCKHOLDERS EQUITY      $ 3,459,621      $ 4,822,417
                                                 -----------      -----------



              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
                 Comparative Statement of Operations (Unaudited)
                        For the Six Months Ended June 30,


                                             1998          1997
                                            ------        ------

REVENUES
  Income from network operations         $  130,385      $  723,194
                                         ----------      ----------

COST AND EXPENSES:
  Satellite rental                          180,000         393,000
  Programming expenses                        1,926          10,437
  Production expenses                        52,144          55,475
  Depreciation                               27,240          50,000
  Amortization of leasehold                   2,400               0
  Amortization of Senior Channel             68,968               0
  Rental Expense (Net)                       32,400          29,815
  Administrative expenses                   267,207         231,730
                                         ----------      ----------
   TOTAL COST AND EXPENSES                  632,285         770,457
                                         ----------      ----------

NET (LOSS) FROM OPERATIONS                 (501,900)        (47,263)
                                         ----------      ----------
OTHER EXPENSES:
  Interest expense (net)                    185,572         190,789
  Amortization of debt issue cost                 0         212,409
  Loss on conversion of bridge loans
    to Common Stock                          34,468               0
                                         ----------      ----------

   Total Other Expense                      220,040         403,198
                                         ----------      ----------

(LOSS) BEFORE INCOME TAXES                  721,940        (450,461)

INCOME TAX BENEFIT (EXPENSE)                      0          99,000
                                         ----------      ----------

NET (LOSS)                               $  721,940      $ (351,461)


EARNINGS PER SHARE OF COMMON STOCK       $    (0.04)     $    (0.03)

WEIGHTED AVERAGE SHARES                  18,344,782      12,405,350


              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
            Comparative Analysis of Stockholders' Equity (Unaudited)
                     For The Six Months Ended June 30, 1998

                                Preferred Stock      Common Stock       Additional
                                ---------------    -----------------     Paid-in        Note      Retained
                                Shares   Amount    Shares     Amount     Capital      Receivable  Earnings
                                ------   ------    ------     ------    ---------     ----------  --------

BALANCE DECEMBER 31, 1996     107,546   $107,546  14,045,268  $140,453  $2,513,734         $ 0   $(1,494,741)

Preferred B Shares Issued     175,154    175,154                           963,347
Issue cost of Preferred B                                                 (547,999)

Conversion of Preferred B
   Shares to Common           (229,273) (229,273)    458,546     4,585     224,688

Common Issued to Bridge
 Loan Investors                                    1,521,039    15,210     380,260

Conversion of Bridge Loans                           132,652     1,327     429,791

Sale of Common Stock                                 200,000     2,000      98,000

Sale of Common Stock for
 a Note Receivable                                 1,875,000    18,750     450,000   (468,750)

Net Loss for the Year Ended
 December 31, 1997                                                                                (2,640,982)
                              ------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997       53,427 $  53,427  18,232,715  $182,325  $4,511,821   (468,750)   ($4,135,723)

Preferred Stock Conversions    (11,000)  (11,000)     22,000       220      10,780

Conversion of Bridge Loans                            72,610       726     233,024

Common Issued to Bridge
 Loan Investors                                      137,874     1,379      33,089

Net Loss for the Six
 Months Ended June 30, 1998                                                                          721,940
                            --------------------------------------------------------------------------------
BALANCE JUNE 30, 1998           42,427   $42,427  18,465,199  $184,650  $4,788,714  $(468,750)   ($4,857,663)



              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
                 Comparative Statement of Cash Flow (Unaudited)
                        For The Six Months Ended June 30,


                                                    1998          1997
                                                   ------        ------
CASH FLOWS PROVIDED (USED)
 BY OPERATING ACTIVITIES:
  Net (Loss)                                     $ 721,940      $(351,461)
  Adjustment to reconcile net income to net
  cash from operating activities:
   Cost of loan conversion to common stock          34,468              0
   Depreciation                                     27,240         50,000
   Amortization of leasehold                         2,400              0
   Trade credits receivable                         20,000         10,000
   Amortization of Senior Channel                   68,968              0
   Accounts receivable                              (2,493)      (441,773)
   Deferred tax benefit                                  0        (99,000)
   Investment in common stock                       91,525        (18,588)
   Accounts payable                                 86,759          9,346
   Accrued interest                                135,819         68,253
   Customer deposits                                     0        (20,000)
   Advances from affiliates                         18,301         (4,100)
                                                 ---------      ---------
TOTAL CASH USED BY OPERATING ACTIVITIES           (238,953)      (797,323)
                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in equipment                          (18,549)       (51,488)
  Investment in prepaid assets                           0         15,000
  Investment in other assets                             0         (1,380)
  Investment in film library                        (4,320)             0
                                                 ---------      ---------
TOTAL CASH FLOW FROM INVESTING ACTIVITIES          (22,869)       (37,868)
                                                 ---------      ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 Notes payable increase                            294,560        103,126
 Long term lease decrease                          (62,963)       (42,700)
 Preferred stock increase                                0        179,078
 Common stock increase                                   0          7,655
 Additional paid-in capital increase                     0        555,575
                                                 ---------      ---------
TOTAL CASH PROVIDED BY FINANCING ACTIVITIES        231,597        802,734
                                                 ---------      ---------

Net Cash Decrease                                  (30,225)       (32,457)

Cash, beginning of Period                           34,768         59,846
                                                 ---------      ---------

CASH AT END OF PERIOD                            $   4,543      $  27,389
                                                 ---------      ---------

              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                             June 30, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - Consist of cash balances. Cash and Cash equivalents consist of highly liquid investments with an original maturity date of ninety days or less. The company does not have any cash equivalents.

TRADE CREDITS RECEIVABLES - The Company owns trade credits in the amount of $397,128 at June 30, 1998 and $452,128 at June 30, 1997. As defined by the
International Reciprocal Trade Association, a trade dollar is a unit of account that denotes the right to receive (receivable) or the obligation to pay (a payable), one US dollar worth of goods and services within a barter system or network. While all of the trade credits may be used by the company at any time, the Company has shown a pattern of using $25,000 to $30,000 worth of the credits in each of the past two years. Therefore the Company's trade credits are being classified as current $30,000 and other assets of $241,990 at June 30, 1998. The Trade Credits were obtained in 1994 in exchange for an Investment in Common Stock and was valued at the fair value of the asset investment in common stock. The Company uses the credits primarily for travel expense. The Company, also exchanged Trade Credits for computer equipment and Fine Art. Management does not consider impairment under FAS 121 is appropriate as management intends to fully utilize the credits and the credits do not have an expiration date. Due to the slow rate of usage the Company has established a valuation account of $125,138. The trade group, the Company is a member of, currently has over twenty four hundred participants. The Company can use these trade credits without any infusion of cash except sales or excise taxes.

ACCOUNTS RECEIVABLE - Allowance for doubtful accounts. The company has accounts receivable at June 30, 1998 of $4,743 owed by regular customers. Management deems this amount to be fully collectible. No allowances for doubtful accounts is necessary. At June 30, 1997 the total was $452,503.


PLANT, PROPERTY AND EQUIPMENT is recorded at cost.

DEPRECIATION - The cost of plant, property and equipment is depreciated over the estimated useful life of the assets ranging from equipment at 5 years to leasehold improvements at 20 years. Depreciation is on a straight line basis. Depreciation and amortization was $29,640 for the six months ended June 30, 1998 and $50,000 for the six months ended June 30, 1997.

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

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                             June 30, 1998 and 1997

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

OTHER INVESTMENTS - Consist of the following:

                                                1998           1997
                                               -------        ------
Prepaid Media                                               $1,426,933
Investment in stocks                         $  104,930        200,000
Film Library                                     11,843          1,000
Investment in Senior Channel,
  net of amortization of $68,968                620,712              0
Prepaid telephone                                     0        322,500
Media trade due bills                                 0        836,000
                                             ----------     ----------
   Total Other Investments                   $  737,485     $2,786,433
                                             ----------     ----------


NOTE 2 - NOTES PAYABLE

Notes Payable at June 30, 1998 consist of the following notes:


                          Due                                   Accrued
      Creditor           Date     Interest       Principal      Interest
      --------           ----     --------       ---------      --------
 Shelley Media
  Marketing       (1)   9/30/98      10%           50,650         2,532
 Cleveland
  Broadcasting Co.(1)   9/30/98      10%           15,014         1,000
 ATN Network, Inc.(1)   9/30/98      10%          571,450        27,550
 Pacific Acquisition
  Group, Inc.          12/31/98      11%          250,500        12,525
 Bridge Loan           10/31/97      15%        1,307,126       211,742
                                               ----------      --------
      Total                                    $2,194,740      $255,349
                                               ----------      --------

(1) Affiliated Companies

Notes Payable at June 30, 1997 consist of the following notes:

                          Due                                   Accrued
      Creditor           Date     Interest       Principal      Interest
      --------           ----     --------       ---------      --------
 Lyn Broadcasting
  Corporation     (1)   8/31/97      10%         $  4,500       $17,272
 Shelley Media
  Marketing       (1)   9/30/97      10%           51,100        12,948
 Cleveland
  Broadcasting Co.(1)   9/30/97      10%           34,668         9,387
 ATN Network, Inc.(1)   9/30/97      10%           33,475        23,189
 Pacific
  Acquisition Group    12/31/97      11%          435,500        63,101
 Bridge Loan           10/31/97      15%        1,137,750        41,436
                                               ----------      --------
      Total                                    $1,636,993      $165,788
                                               ----------      --------

(1)  Affiliated Companies

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                             June 30, 1998 and 1997


The Company has engaged in transactions with certain other enterprises that are affiliated companies. These companies are controlled by the management and principal stockholders of American Independent Network. The controlled companies transactions are as follows:

                                       1998                     1997
                                       Funds                    Funds
                               -------------------      ------------------
                               Borrowed     Repaid      Borrowed    Repaid
                               --------     ------      --------    ------
Cleveland Broadcasting             $0       $8,156          $0      $1,222
San Antonio Broadcasting           $0       $3,700          $0          $0
TV Channel 22                 $22,500           $0          $0      $1,500
ATN Network                  $334,500     $168,826          $0      $3,028
Shelley Media Marketing            $0         $450          $0          $0


NOTE 3 - INCOME TAXES

Deferred income tax liability consist of the following components:

                                                       1998         1997
                                                       ----         ----
Provision for Income Taxes
  Current                                                   0           0
  Deferred Liability                                        0           0
  Deferred tax asset                                        0          (0)
                                                    ---------     -------
  Total Provision for Income Taxes                          0          (0)
                                                    ---------     -------

The tax effects of temporary differences which give rise to deferred income by assets and liabilities consist of the following:

Deferred income tax assets
  Valuation allowance                                 475,724           0
  Net operating loss                                  207,477     207,477

Deferred income tax liabilities
  Installment sale method on Notes Payable         (1,137,548)          0
  Valuation allowance                                (207,477)         (0)
                                                   ----------     -------
  Net deferred tax asset liability                   (661,824)    207,477
                                                   ----------     -------

Reconciliation of statutory U.S. tax rate with effective tax rate:

   Statutory U.S. tax rate on pretax loss                   0%         0%
   Average tax rate on temporary differences                0          0
   Average tax rate on change in valuation allowance        0          0
                                                           --         --
   Effective tax rate                                       0          0
                                                           --         --

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                             June 30, 1998 and 1997


NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                     1998        1997
                                                     ----        ----
     Cash used for:
      Interest                                     $ 17,520    $68,216
      Income Taxes                                 $      0    $     0


NOTE 5 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for where it is practicable to estimate that value:

Notes Receivable - The carrying amount approximates fair value because each is valued at estimated discounted future cash flows.

Long Term Investments - The fair value of these investments are estimated based on quoted market prices for those and similar investments.

Notes Payable - The carrying value approximates fair value because of the short maturity date of these investments.

The estimated Fair Values of the Company's Financial Instruments are as follows:


                                    1998                       1997
                            ---------------------       ------------------
                             Carrying      Fair         Carrying     Fair
                              Amount       Value         Amount      Value
                             --------     -------       --------    -------

 Notes Receivable          $1,584,595  $1,584,595              0          0
 Long Term Investments       $104,930    $220,065     $1,037,000 $1,037,000
 Accounts Payable            $264,163    $264,163       $236,726   $236,726
 Equipment Lease Payments    $360,353    $324,318       $374,997   $333,747
 Notes Payable             $2,194,740  $2,194,740     $1,562,843 $1,562,843

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                             June 30, 1998 and 1997


NOTE 6 - LEASE OBLIGATIONS AND LONG TERM DEBT DISCLOSURE

The Company is obligated on three leases. The leases are as follows:

  Building - The Company utilizes the spaces as both corporate offices and studios. The lease is $5,400 per month and expired May 31, 1998.

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

Details of lease obligations are as follows:


                         Capitalized        Capitalized        Operating
                          Equipment          Equipment        Transponder
                          Lease #1           Lease #2            Lease
                         -----------        -----------       -----------

    1998                  $ 69,690           $25,624           $180,000
    1999                  $139,380           $51,624           $210,000
    2000                  $ 24,237           $21,510


NOTE 7 - SALE OF ASSETS

AIN entered into an Agreement with Media Fund, Inc. dated December 10, 1997. This Agreement materially affects the financial statements and AIN daily operations.

Media Fund, Inc. under the provisions of the above agreement, gave to AIN a promissory note in the amount of $5,000,000. The agreement has certain restrictions as to the use of funds received from Media Fund, Inc. (See below).

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                             June 30, 1998 and 1997


Media Fund, Inc. payment schedule on promissory note:

        Due within 12 months
          May 30, 1998                                          50,000
          June 30, 1998                                        750,000
          September 30, 1998                                   300,000
          December 30, 1998                                    300,000
                                                             ---------
                                                             1,400,000
                                                             ---------

        Due beyond 12 months
          March 30, 1999                                       300,000
          June 30, 1999                                        300,000
          December 31, 2002                                  3,000,000
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

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                             June 30, 1998 and 1997


NOTE 8- PREFERRED STOCK

Preferred stockholders' may convert one share of preferred stock into two shares of common. Preferred stockholders' also receive nine percent interest per annum in lieu of dividends. Summary of preferred stock transactions are as follows:

Number of Preferred B Shares outstanding at December 31, 1997             53,427
Number of Preferred B Shares converted to Common Stock
     during the six months ended June 30, 1998 at the rate of two
     Common for each Preferred B, which would equal 22,000 shares
     of Common                                                           (11,000)
                                                                         -------
Number of Preferred B Shares outstanding at June 30, 1998                 42,427
                                                                         -------


NOTE 9 - SENIOR CHANNEL

In 1997, the Company acquired the Copyright to the Senior Channel in exchange for programming services in the amount of $689,680 that was billed at standard programming rates. The Senior Channel has twenty four hour programming per day. The Company's cash plan projections indicate the cost will be recovered in four to five years. The Company continues to evaluate this asset quarterly and will amortize the cost over five years. The amortization during the six months ended June 30, 1998 was $68,968.


NOTE 10 - INVESTMENT IN COMMON STOCK

The Company owns 193,100 shares of Quick Tent, Inc. (NASD Small Cap QTNT).
The Company sold Quick Tent, Inc. stock in November 1997 at $1.085 per share. The quoted market value at June 30, 1998 was $1.15 per share. The costs basis in the financial statements is $0.523 per share for a capitalized amount of $104,930. This investment is included in Other Assets.


NOTE 11 - FILM LIBRARY

The Film Library consists of approximately 2,000 films and television produced tapes at a cost of $11,453.

NOTE 12 - BRIDGE LOAN

Bridge Loan holders have the option of converting their loans to Common Stock at $3.25 per share. Loans in the amount of $233,750 were converted into 72,610 Common Shares during the six months ended June 30, 1998. To equate the difference between market price of $.025 and conversion price of #3.25 and additional 130,602 Common Shares were issued. The market value of $.025 per share was derived from 1997 valuation based on sales of shares discounted for the much larger number of shares involved and the restrictions on the stock.

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                             June 30, 1998 and 1997


NOTE 13 - RECONCILIATION OF CHANGES IN NOTES PAYABLE TO CASH FLOW GENERATED BY INCREASE IN NOTES PAYABLE

Notes Payable at June 30 , 1998                             $2,194,740
Notes Payable at December 31, 1997                           2,133,930
                                                            ----------
Net Change                                                      60,810

Notes paid by Conversion to Common Stock                       233,750
                                                            ----------
Cash Flow generated by Note Payable                         $  294,560
                                                            ----------

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS.

Revenues

For the six months ended June 30, 1998, revenues were $130,385 and for the comparable six month period in 1997, revenues were $723,194. The decrease in 1998 revenues is due to decrease in digital channel lease revenues decreasing by $380,425 and decrease in programming revenues of $212,384.

Cost of operations

For the six months ended June 30, 1998 and March 31, 1997, cost of operations were $365,078 and $538,727, respectively. The $173,649 decrease in cost of operations for the six months ended June 30, 1998 is due primarily to the $213,000 decrease in the cost of satellite expense, $8,511 decrease in the cost of programming and $20,360 decrease in depreciation and an increase in amortization of Senior Channel of $68,968.

General and administrative

For the six months ended June 30, 1998 general and administrative expenses were $267,207 and for the six months ended June 30, 1997, general and administrative expenses were $231,730. The $35,477 increase in general and administrative expenses for the six months ended June 30, 1998 is due to general increase of $20,327 in labor costs, $33,575 in legal expenses, and decrease of $9,527 in travel expenses and $8,898 in other general administrative expenses.

Operating Loss

For the six months ended June 30, 1998, the Company's operating losses were $501,900 and for the comparable period in 1997, the Company's operating losses were $47,263. The loss before income taxes for the six months ended June 30, 1998 was $721,122 as compared to a loss before income taxes for the six months ended June 30, 1997 of $450,461. Net loss for the six months ended June 30, 1998 was $721,122 as compared to a net loss for the six months ended June 30, 1997 of $351,461. The loss before income taxes in 1998 is $270,661 more than the 1997 loss for the similar period and is due primarily to decrease of $380,425 in satellite revenues, a decrease of $213,384 in programming revenues, a decrease of $173,649 in cost of operations, an increase in general and administrative expenses of $35,477 and a decrease of $183,976 in other expenses which is due primarily to a decrease of $212,409 in amortization of debt issue cost and an increase of $33,650 in loss on conversion of bridge loans of common stock.

Net Loss

For the six months ended June 30, 1998 and June 30, 1997, net loss per share was $.04 and $.03 respectively.

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

       10.35            Promissory Note and Amendment to Agreement(3)
        27.1             Financial Data Schedule

-----------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-23105), filed with the Securities and Exchange Commission on September 19, 1997.

(2) Previously filed as an exhibit to the Company's Pre-Effective Amendment No. 2 to the Registration Statement on Form 10-SB (File No. 000-23105), filed with the Securities and Exchange Commission on April 10, 1998.

(3) Previously filed as an exhibit to the Company's Pre-Effective Amendment No. 4 to the Registration Statement on Form 10-SB (File No. 000-23105), filed with the Securities and Exchange Commission on July 15, 1998.


The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMERICAN INDEPENDENT NETWORK, INC.


Date:  August 10, 1998      /s/ Donald Shelton
                            ----------------------------------------------------
                            Dr. Donald W. Shelton, Chief Executive Officer

Date:  August 10, 1998      /s/ Randy Moseley
                            ----------------------------------------------------
                            Randy Moseley, President and Chief Financial Officer