Form 10QSB
period 1998-09-30
AMERICAN INDEPENDENT NETWORK INC
filed 1998-11-17
CIK 1000876

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998.


(X) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.


Commission file number: 000-23105

                               -------------------


                       AMERICAN INDEPENDENT NETWORK, INC.
              (Exact name of small business issuer in its charter)

                    ----------------------------------------


               Delaware                               75-2504551
       (State or Jurisdiction of                    I.R.S. Employer
     Incorporation or Organization)                Identification No.)


6125  Airport  Freeway,  Suite 200,  Haltom City, Texas 76117    (817)  222-1234
--------------------------------------------------------------------------------
         (Address and telephone number of principal executive offices)

                             ----------------------


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  (X)     No ( )

         State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date. As of November 12, 1998, there were approximately 19,987,507 shares of the Company=s Common Stock issued and outstanding.

         Transitional Small Business Disclosure Format: Yes ( )     No (X)

PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements.


Financial Statements:                                                       Page

Comparative Balance Sheet (Unaudited) at September 30, 1998
and September 30, 1997.......................................................F-1

Comparative Statement of Operations (Unaudited) for the Nine
Months ended September 30, 1998 and 1997.....................................F-3

Comparative Analysis of Stockholders= Equity (Unaudited) for
the Nine Months ended September 30, 1998 and 1997............................F-4

Comparative Statement of Cash Flows (Unaudited) for the
Nine Months ended September 30, 1998 and 1997................................F-5

Notes to Comparative Financial Statements (Unaudited)........................F-6











                 [THIS SPACE HAS BEEN LEFT INTENTIONALLY BLANK]


                                                 AMERICAN INDEPENDENT NETWORK, INC.
                                                Comparative Balance Sheet (Unaudited)
                                                         September 30, 1998
                                                                             Assets

                                                                             1998         1997
                                                                        -----------    -----------
                                Current Assets
                                 Cash and cash equivalents ..........   $    18,145    $    26,364
                                 Accounts receivable ................        45,506        517,605
                                 Trade credits receivable ...........        30,000         30,000
                                 Common stock .......................             0         18,000
                                 Prepaid expenses ...................             0        112 736
                                                                        -----------    -----------
                                   Total Current Assets .............        93,651        705,293
                                                                        -----------    -----------

                                Plant, Property and Equipment
                                 Leasehold improvements .............        22,851         22,851
                                 Equipment and furnishings ..........       131,020        122,379
                                 Digital compression equipment ......       845,092        671,753
                                                                        -----------    -----------
                                                                            998,963        816,983
                                 Accumulated depreciation ...........      (156,442)      (122,700)
                                                                        -----------    -----------
                                  Total Plant, Property and Equipment       842,521        694,283
                                                                        -----------    -----------


                                Other Assets
                                Deferred tax benefits ...............       475,724        327,477
                                Trade credits receivable, net of
                                  allowance of $125,138 .............       241,990        422,128
                                Other investments, net of
                                  amortization of $103,452 ..........     1,067,748      2,787,813
                                                                        -----------    -----------
                                 Total Other Assets .................     1,785,462      3,537,418
                                                                        -----------    -----------
                                       Total Assets .................   $ 2,721,634    $ 4,936,994
                                                                        -----------    -----------


                                        The Accompanying "Notes to Financial Statements" Are
                                           An Integral Part of These Financial Statements



F-1

                                                 AMERICAN INDEPENDENT NETWORK, INC.
                                                Comparative Balance Sheet (Unaudited)
                                                         September 30, 1998



                                                                          1998            1997
                                                                       -----------     -----------
                              Liabilities and Stockholders' Equity

                       Current Liabilities
                        Accounts payable ...........................   $   210,233     $   201,350
                        Notes payable ..............................     2,478,083       2,069,745
                        Accrued interest - notes ...................       343,652         165,788
                        Advances from affiliates ...................        22,338           1,717
                        Interest due preferred shareholders ........        37,440          16,399
                        Equipment lease payments ...................       175,380         139,380
                                                                        ----------     -----------
                           Total Current Liabilities ...............     3,267,126       2,594,379
                                                                        ----------     -----------

                       Long Term Debt
                        Deferred income tax ........................             0               0
                        Equip lease payments .......................       120,314         174,223
                                                                        ----------     -----------
                       Total Long term debt ........................       120,314         174,223
                                                                        ----------     -----------
                              Total Liabilities ....................     3,387,440       2,768,602
                                                                        ----------     -----------

                       Stockholders' Equity
                        Preferred Stock - 1,000,000 shares $1 Par
                          Authorized - 1997 286,624 shares issued,
                          June 30, 1998  42,427 shares issued ......        42,427         282,700
                        Common Stock - 20,000,000 shares $.01 Par
                          Authorized, 1997 15,716,680 shares issued,
                          1998 16,586,927 shares issued ............       165,867         157,167
                        Additional Paid in Capital .................     4,337,929       3,030,297
                        Retained Earnings (Deficit) ................    (5,212,029)     (1,301,772)
                                                                        ----------     -----------
                            Total Stockholders' Equity ...........        (665,806)      2,168,392
                                                                        ----------     -----------
                         Total Liabilities and Stockholders Equity .    $ 2,721,634    $ 4,936,994
                                                                        -----------    -----------




                                        The Accompanying "Notes to Financial Statements" Are
                                           An Integral Part of These Financial Statements
F-2

                                                 AMERICAN INDEPENDENT NETWORK, INC.
                                           Comparative Statement of Operations (Unaudited)
                                            For the Nine Months Ended September 30, 1998




                                                                       1998            1997
                                                                   ------------    ------------

                            Revenues
                              Income from network operations ...   $    228,545    $    852,631
                                                                   ------------    ------------
                            Cost and Expenses:
                              Satellite rental .................        270,000         475,500
                              Programming expenses .............          5,203          11,379
                              Production expenses ..............         77,493          79,236
                              Depreciation .....................         40,860          70,000
                              Amortization of leasehold ........          3,600               0
                              Amortization of Senior Channel ...        103,452               0
                              Rental Expense (Net) .............         48,609          49,948
                              Administrative expenses ..........        423,030         305,469
                                                                   ------------    ------------
                               Total Cost and Expenses .........        972,247         991,532
                                                                   ------------    ------------

                            Net (Loss) from operations .........       (743,702)       (138,901)
                            Other Expenses:                        -------------   ------------
                              Interest expense (net) ...........        294,389         221,198
                              Amortization of debt issue cost ..              0         224,409
                              Loss on disposal of assets .......          4,565
                              Loss on conversion of bridge loans
                                to Common Stock ................         33,650               0
                                                                   ------------    ------------
                               Total Other Expense .............        332,604         445,607
                                                                   ------------    ------------
                            (Loss) Before Income Taxes .........     (1,076,306)       (584,508)
                            Income tax benefit (expense) .......              0         120,000
                                                                   ------------    ------------
                            Net (Loss) .........................   $ (1,076,306)   $   (464,508)



                            Earnings Per Share of Common Stock .   $      (0.07)   $      (0.03)

                            Weighted Average Shares ............     16,586,927      14,716,680








                                        The Accompanying "Notes to Financial Statements" Are
                                           An Integral Part of These Financial Statements

F-3

                                                 AMERICAN INDEPENDENT NETWORK, INC.
                                      Comparative Analysis of Stockholders' Equity (Unaudited)
                                            For The Nine Months Ended September 30, 1998




                                                                                       Additional
                                 Preferred Stock               Common Stock              Paid-in          Note       Retained
Amount                        Shares          Amount        Shares       Amount          Capital        Receivable   Earnings

Balance 12-31-96 ......       107,546    $   107,546     14,045,268    $   140,453    $ 2,513,734   $         0    $(1,494,741)

Preferred B Shares ....       175,154        175,154        963,347
  Issued
Issue cost of .........      (547,999)
  Preferred B
Conversion of .........      (229,273)      (229,273)       458,546          4,585        224,688
  Preferred B Shares
  to Common
Common Issued to Bridge     1,521,039         15,210        380,260
  Loan Investors

Conversion of Bridge ..       132,652          1,327        429,791
  Loans
Sale of Common Stock ..       200,000          2,000         98,000

Sale of Common Stock ..     1,875,000         18,750        450,000       (468,750)
  for a Note Receivable

Net Loss for the Year
  Ended December
  31, 1997 .........................................................................................................(2,640,982)
Balance December ......        53,427         53,427     18,232,715    $   182,325    $ 4,511,821      (468,750)   ($4,135,723)
  31, 1997
Preferred Stock .......       (11,000)       (11,000)        22,000            220         10,780
  Conversions
Conversion of .........        72,610            726        233,024
  Bridge Loans
Common Issued to ......       134,602          1,346         32,304
  Bridge Loan Investors

Reverse sale of .......    (1,875,000)       (18,750)      (450,000)      (468,750)
  Common Stock for
  a Note Receivable
Net Loss for the
  Nine Months Ended
  September 30, 1998 ...............................................................................................(1,076,306)
Balance September .....        42,427    $    42,427     16,586,927    $   165,867    $ 4,337,929          $-0-    ($5,212,029)
  30, 1998



                                        The Accompanying "Notes to Financial Statements" Are
                                           An Integral Part of These Financial Statements
                                                                 F-4






                                                 AMERICAN INDEPENDENT NETWORK, INC.
                                           Comparative Statement of Cash Flow (Unaudited)
                                            For The Nine Months Ended September 30, 1998


                                                                               1998           1997
                                                                            -----------    -----------
                             Cash Flows Provided (used)
                              by Operating Activities:
                               Net (Loss) ...............................   $(1,076,306)   $  (464,508)
                               Adjustment to reconcile net income to net
                               cash from operating activities:
                                Cost of loan conversion to common stock .        33,650              0
                                Depreciation ............................        40,860         70,000
                                Amortization of leasehold ...............         3,600              0
                                Trade credits receivable ................        20,000         10,000
                                Amortization of Senior Channel ..........       103,452              0
                                Accounts receivable .....................       (43,256)      (502,950)
                                Deferred tax benefit ....................             0       (120,000)
                                Investment in common stock ..............       173,825        (18,588)
                                Accounts payable ........................        32,829        (82,986)
                                Accrued interest ........................       224,122         23,253
                                Customer deposits .......................             0        (20,000)
                                Advances from affiliates ................        12,736         (7,250)
                                                                            -----------    -----------
                             Total Cash used by Operating Activities ....      (474,488)      (000,000)
                                                                            -----------    -----------

                             Cash Flows from Investing Activities:
                               Investment in equipment ..................       (19,625)      (100,488)
                               Investment in prepaid assets .............             0         15,000
                               Investment in other assets ...............             0         (1,380)
                               Investment in film library ...............        (4,320)             0
                                                                            -----------    -----------
                             Total Cash Flow from Investing Activities ..       (23,945)       (00,000)
                                                                            -----------    -----------

                             Cash Flows Provided by Financing Activities:
                              Notes payable increase ....................       577,903        535,126
                              Long term lease decrease ..................       (96,093)       (77,394)
                              Preferred stock increase ..................             0        175,154
                              Common stock increase .....................             0         16,714
                              Additional paid-in capital increase .......             0        516,563
                                                                            -----------    -----------
                             Total Cash provided by Financing Activities        481,810        000,000
                                                                            -----------    -----------

                             Net Cash Increase ..........................       (16,623)       (33,482)

                             Cash, beginning of Period ..................        34,768         59,846
                                                                            -----------    -----------
                             Cash at End of Period ......................   $    18,145    $    26,364
                                                                            -----------    -----------

                                        The Accompanying "Notes to Financial Statements" Are
                                           An Integral Part of These Financial Statements



F-5

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                           September 30, 1998 and 1997



Note 1 - Summary of Significant Accounting Policies

Cash and Cash Equivalents - Consist of cash balances. Cash and Cash equivalents consist of highly liquid investments with an original maturity date of ninety days or less. The company does not have any cash equivalents.

Trade credits receivables - The Company owns trade credits in the amount of $397,128 at September 30, 1998 and $452,128 at September 30, 1997. As defined by the International Reciprocal Trade Association, a trade dollar is a unit of account that denotes the right to receive (receivable) or the obligation to pay (a payable), one US dollar worth of goods and services within a barter system or network. While all of the trade credits may be used by the company at any time, the Company has shown a pattern of using $25,000 to $30,000 worth of the credits in each of the past two years. Therefore the Company's trade credits are being classified as current $30,000 and other assets of $241,990 at September 30, 1998. The Trade Credits were obtained in 1994 in exchange for an Investment in Common Stock and was valued at the fair value of the asset investment in common stock. The Company uses the credits primarily for travel expense. The Company, also exchanged Trade Credits for computer equipment and Fine Art. Management does not consider impairment under FAS 121 is appropriate as management intends to fully utilize the credits and the credits do not have an expiration date. Due to the slow rate of usage the Company has established a valuation account of $125,138. The trade group, the Company is a member of, currently has over twenty four hundred participants. The Company can use these trade credits without any infusion of cash except sales or excise taxes.

Accounts receivable - Allowance for doubtful accounts. The company has accounts receivable at September 30, 1998 of $45,506 owed by regular customers. Management deems this amount to be fully collectible. No allowances for doubtful accounts is necessary. At September 30, 1997 the total was $517,605.

Plant, Property and Equipment is recorded at cost.

Depreciation - The cost of plant, property and equipment is depreciated over the estimated useful life of the assets ranging from equipment at 5 years to leasehold improvements at 20 years. Depreciation is on a straight line basis. Depreciation and amortization was $44,460 for the nine months ended September 30, 1998 and $70,000 for the nine months ended September 30, 1997.

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

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                           September 30, 1998 and 1997

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Other Investments - Consist of the following:
                                                    1998         1997
                                                 ----------   ----------
             Prepaid Media ...................   $  447,047   $1,426,933
             Investment in stocks ............       22,630      200,000
             Film Library ....................       11,843        2,380
             Investment in Senior Channel,
               net of amortization of $103,452      586,228            0
             Prepaid telephone ...............            0      322,500
             Media trade due bills ...........            0      836,000
                                                 ----------   ----------
                Total Other Investments ......   $1,067,748   $2,787,813
                                                 ----------   ----------

Note 2 - Notes Payable

Notes Payable at September 30, 1998 consist of the following notes;
                         Due                              Accrued
   Creditor              Date    Interest  Principal      Interest
--------------------   --------  --------  ----------   ------------
Shelley Media
 Marketing (1)......    9/30/98      10%       50,650        3,799
Cleveland
 Broadcasting Co.(1)    9/30/98      10%        6,829         1,500
ATN Network, Inc.(1)    9/30/98      10%      874,546        57,551
Pacific Acquisition
 Group, Inc. .......   12/31/98      11%      250,500        18,787
Bridge Loan ........   10/31/97      15%    1,295,558       262,015
                                           ----------   -----------
     Total .........                       $2,478,083   $   343,652
                                           ----------   -----------

 (1) Affiliated Companies

Notes Payable at September 30, 1997 consist of the following notes;

                          Due                            Accrued
Creditor                 Date     Interest  Principal   Interest
--------------------    -------   --------  ---------- -----------
Lyn Broadcasting
 Corporation (1)....    8/31/97     10%   $    4,500   $    17,272
Shelley Media
 Marketing (1)......    9/30/97     10%       51,100        12,948
Cleveland
 Broadcasting Co.(1)    9/30/97     10%       29,968         9,387
ATN Network, Inc.(1)    9/30/97     10%      289,927        23,189
Pacific
 Acquisition Group .   12/31/97     11%      250,500        63,101
Bridge Loan ........   10/31/97     15%    1,443,750        39,891
                                          ----------   -----------
     Total .........                      $2,069,745   $   165,788
                                          ----------   -----------

(1)  Affiliated Companies

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                           September 30, 1998 and 1997



The Company has engaged in transactions with certain other enterprises that are affiliated companies. These companies are controlled by the management and principal stockholders of American Independent Network. The controlled companies transactions are as follows:
                                       1998                     1997
                                       Funds                    Funds
                               Borrowed     Repaid      Borrowed    Repaid
Cleveland Broadcasting             $0      $19,260          $0      $1,222
San Antonio Broadcasting           $0       $9,764          $0          $0
TV Channel 22                 $22,500           $0          $0      $1,500
ATN Network                  $702,767     $112,462          $0      $3,028
Shelley Media Marketing            $0         $450          $0          $0



Note 3 - Income Taxes

Deferred income tax liability consist of the following components:

                                                       1998         1997
Provision for Income Taxes
  Current                                                   0           0
  Deferred Liability                                        0           0
  Deferred tax asset                                        0    (      0)
                                                    ---------     -------
  Total Provision for Income Taxes                          0    (      0)
                                                    ---------     -------

The tax effects of temporary differences which give rise to deferred income by assets and liabilities consist of the following:

Deferred income tax assets
  Valuation allowance                                 475,724           0
  Net operating loss                                  207,477     207,477

Deferred income tax liabilities
  Installment sale method on Notes Payable                  0           0
  Valuation allowance                              (  207,477)   (      0)
                                                    ---------     -------
  Net deferred tax asset liability                    475,724     207,477
                                                     --------     -------


Reconciliation of statutory U.S. tax rate with effective tax rate:

   Statutory U.S. tax rate on pretax loss                   0%         0%
   Average tax rate on temporary differences                0          0
   Average tax rate on change in valuation allowance        0          0
                                                           --         --
   Effective tax rate                                       0          0
                                                           --         --

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                           September 30, 1998 and 1997




Note 4 - Supplemental Cash Flow Information
                                                     1998        1997
     Cash used for:
      Interest                                     $ 70,266   $197,945
      Income Taxes                                 $      0    $     0




Note 5 - Disclosure about fair value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for where it is practicable to estimate that value:

Notes Receivable - The carrying amount approximates fair value because each is valued at estimated discounted future cash flows.

Long Term Investments - The fair value of these investments are estimated based on quoted market prices for those and similar investments.

Notes Payable - The carrying value approximates fair value because of the short maturity date of these investments.

The estimated Fair Values of the Company's Financial Instruments are as follows:

                                   1998                        1997
                            -------------------       ---------------------
                             Carrying      Fair         Carrying     Fair
                              Amount       Value         Amount      Value

 Long Term Investments       $ 22,630    $ 20,065     $1,037,000 $1,037,000
 Accounts Payable            $210,233    $210,233       $201,350   $201,350
 Equipment Lease Payments    $295,694    $266,125       $313,603   $282,243
 Notes Payable             $2,478,083  $2,478,083     $2,069,745 $2,069,745

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                           September 30, 1998 and 1997




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

Details of lease obligations are as follows:

                         Capitalized        Capitalized        Operating
                          Equipment          Equipment        Transponder
                          Lease #1           Lease #2            Lease
                         -----------        -----------       -----------
    1998                  $ 34,845           $12,812           $ 90,000
    1999                  $139,380           $51,624           $210,000
    2000                  $ 24,237           $21,510



Note 7- Preferred Stock

Preferred stockholders may convert one share of preferred stock into two shares of common. Preferred stockholders also receive nine percent interest per annum in lieu of dividends. Summary of preferred stock transactions are as follows:

Number of Preferred B Shares  outstanding  at December 31, 1997       53,427
Number of Preferred B Shares converted to Common Stock
     during the nine months ended  September  30, 1998 at the
     rate of two Common for each Preferred B, which would
     equal 22,000 shares of Common                                   (11,000)
                                                                     -------
Number of Preferred B Shares outstanding at September 30, 1998        42,427
                                                                     -------

                       AMERICAN INDEPENDENT NETWORK, INC.
              Notes To Comparative Financial Statements (Unaudited)
                           September 30, 1998 and 1997



Note 8 - Senior Channel

In 1997, the Company acquired the Copyright to the Senior Channel in exchange for programming services in the amount of $689,680 that was billed at standard programming rates. The Senior Channel has twenty four hour programming per day. The Company=s cash plan projections indicate the cost will be recovered in four to five years. The Company continues to evaluate this asset quarterly and will amortize the cost over five years. The amortization during the nine months ended September 30, 1998 was $103,452.


Note 9- Investment in Common Stock

The Company owns 31,630 shares of Quick Tent, Inc. (NASD Small Cap QTNT). The Company sold Quick Tent, Inc. stock in 1998 at prices ranging from $1.87 to $.12 per share. The quoted market value at September 30, 1998 was $.12 per share. The costs basis in the financial statements is $0.523 per share for a capitalized amount of $16,542. This investment is included in Other Assets.


Note 10- Film Library

The Film Library consists of approximately 2,000 films and television produced tapes at a cost of $11,843.


Note 11 - Bridge Loan

Bridge Loan holders have the option of converting their loans to Common Stock at $3.25 per share. Loans in the amount of $233,750 were converted into 72,610 Common Shares during the nine months ended September 30, 1998. To equate the difference between market price of $.025 and conversion price of #3.25 and additional 130,602 Common Shares were issued. The market value of $.025 per share was derived from 1997 valuation based on sales of shares discounted for the much larger number of shares involved and the restrictions on the stock.


     Note 12 - Reconciliation of Changes in Notes Payable to Cash Flow Generated by Increase in Notes Payable

Notes Payable at September 30, 1998                         $2,4782083
Notes Payable at December 31, 1997                           2,133,930
                                                             ---------
Net Change                                                     344,153

Notes paid by Conversion to Common Stock                       233,750
                                                               -------
Cash Flow generated by Note Payable                          $ 577,903
                                                               -------

Item 2.  Management Discussion and Analysis.


American Independent Network, Inc. (the ACompany@), a Delaware corporation, finished the nine month period ended September 30, 1998 with a loss greater than expected. In July 1998, the Company completed its filing of the Form 10-SB registration statement with the Securities and Exchange Commission making the Company subject to the reporting requirements of Section 13 of the Securities and Exchange Act of 1934, as amended. The Company believes that the time and expense incurred in completing this process is a positive step for its future development and growth. The legal expenses incurred preparing, filing and completing of the Form 10-SB contributed to the Company=s loss. Although the Company has not achieved the revenues for 1998 that it expected, it did reduce cost of operations by decreasing its satellite cost. The revenues were less than expected due to slow growth in its affiliate base, which does not give the Company enough household coverage by its affiliates to obtain Nielsen ratings, and slower than expected leasing of channel space on the Company=s digital compression technology. The Company continues to work towards signing on new affiliates, particularly in the top 30 television markets, and leasing satellite transponder space to other entities that desire to distribute their programming via the satellite. The Company will seek to minimize its losses in the near future and produce profits long-term by adding affiliates in enough of the top 30 television markets to allow the Company to subscribe to Nielsen ratings, which the large advertising agencies will use to place advertising dollars with the Company and leasing one to three channels on its digital compression system, although no assurances can be given that the Company will achieve these goals or if achieved, that they will have a positive impact on the Company.

Revenues

For the nine months ended September 30, 1998, revenues were $ 228,545 and for the comparable nine month period in 1997, revenues were $852,631. The decrease in 1998 revenues is due to decrease in digital channel lease revenues decreasing by $344,325 and decrease in programming revenues of $258,839.

Cost of operations

For the nine months ended September 30, 1998 and September 30, 1997, cost of operations were $500,608 and $626,115, respectively. The $125,507 decrease in cost of operations for the nine months ended September 30, 1998 is due primarily to the $205,500 decrease in the cost of satellite expense, $6,176 decrease in the cost of programming and $25,540 decrease in depreciation and an increase in amortization of Senior Channel of $103,452.

General and administrative

For the nine months ended September , 1998 general and administrative expenses were $423,030 and for the nine months ended September 30, 1997, general and administrative expenses were $305,469. The $117,561 increase in general and administrative expenses for the nine months ended September 30, 1998 is due to general increases of $38,946 in labor costs, $86,727 in legal expenses, $11,785 in telephone, $12,675 in consulting fees, and decreases of $12,496 in travel expenses, $13,584 in office supplies, and $6,492 in other general administrative expenses.




Operating Loss

For the nine months ended September 30, 1998, the Company=s operating losses were $743,702 and for the comparable period in 1997, the Company=s operating losses were $138,901. The loss before income taxes for the nine months ended September 30, 1998 was $1,076,306 as compared to a loss before income taxes for the nine months ended September 30, 1997 of $584,508. Net loss for the nine months ended September 30, 1998 was $1,076,306 as compared to a net loss for the nine months ended September 30, 1997 of $464,508. The loss before income taxes in 1998 is $491,798 more than the 1997 loss for the similar period and is due primarily to decrease of $344,325 in satellite revenues, a decrease of $258,839 in programming revenues, a decrease of $125,507 in cost of operations, an increase in general and administrative expenses of $117,561 and a decrease of $113,003 in other expenses which is due primarily to a decrease of $224,409 in amortization of debt issue cost and increases of $73,191 interest expense and $33,650 in loss on conversion of bridge loans to common stock.

Net Loss

For the nine months ended September 30, 1998 and September 30, 1997, net loss per share was $.07 and $.03, respectively.






                                     PART II
                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

On October 14, 1998, the Company issued three million four hundred thousand (3,400,000) shares of restricted common stock to Data West, Inc. for investment banking and market development services, involving the acquisition of assets and new capital for the Company and public relations in assisting the Company in its efforts to attain national attention for the Company=s television network and to increase the national recognition of the Company. The Company believes that the issuance of the shares to Data West, Inc. for the services to be provided will allow the Company to add new affiliates and obtain Nielsen ratings, giving the Company the opportunity to increase its advertising revenues.


Item 5.  Other Information

On November 3, 1998, the Company=s board of directors approved a 1-5 reverse stock split of the Company=s issued and outstanding common stock, $0.01 par value and on November 6, 1998 the Company=s board of directors approved the effective date of the reverse split to be November 17, 1998. Pre-split outstanding shares of 19,987,507 will be reduced to post-split shares of 3,997,502. The number of authorized common stock shares has not changed from 20,000,000 shares. The Company believes that the reverse split will stimulate broader investment interest in the Company=s Common Stock and that investors in the capital markets may be more interested in the Company=s Common Stock if the overall number of outstanding shares of common stock is reduced. The Company believes with fewer common stock shares outstanding at a higher price, there will be increased stock market participation in the Company=s daily activity than there would be with a large number of common shares outstanding with a low price per share.



Item 6.  Exhibits and Reports on Form 8-K.

The Exhibit Index is found on page 18 of this report.








                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AMERICAN INDEPENDENT NETWORK, INC.


/s/ Donald W. Shelton                                    Date: November 13, 1998
--------------------------------
Dr. Donald W. Shelton, Chief Executive Officer

/s/ Randy Moseley                                        Date: November 13, 1998
----------------------------------
Randy Moseley, President and Chief Financial Officer

                                Index to Exhibits


Exhibit  Page
Number  Number    Title of Exhibit


3.1      *        Articles of Incorporation of the Company, as amended (1)
3.2      *        Bylaws of the Company, as amended (1)
4.1      *        Form of Warrant Agreement (1)
10.1     *        Lease of Offices (1)
10.2     *        Employment Agreement with Dr. Donald W. Shelton (1)
10.3     *        Employment Agreement with Randy Moseley (1)
10.4     *        Stock Option Agreement with Dr. Donald W. Shelton (1)
10.5     *        Stock Option Agreement with Randy Moseley (2)
10.6     *        Form of License Agreement (Affiliate Agreement) (1)
10.7     *        GE American Lease Agreement (1)
10.8     *        Master Lease with Insight Investment (1)
10.9     *        Promissory Note Extension Agreement with Lyn Broadcasting Corporation (1)
10.10    *        Promissory Note Extension Agreement with Shelley Media Marketing (1)
10.11    *        Promissory Note Extension Agreement with Cleveland Broadcasting Co. (1)
10.12    *        Promissory Note Extension Agreement with ATN Network, Inc. (1)
10.13    *        Promissory Note with Super Six, Inc. (1)
10.14    *        Promissory Note with Jim Thornbo (1)
10.15    *        Promissory Note with Logistic Services International, Inc. (1)
10.16    *        Promissory Note with Rajendra Shah (1)
10.17    *        Promissory Note with Gary Lamberg (1)
10.18    *        Promissory Note with Frank Lyons (1)
10.19    *        Loan and Security Agreement with Midas Fund (1)
10.20    *        United States Federal Communications Commission Radio Station Authority (1)
10.21    *        Form of Programming Agreement (2)
10.22    *        Promissory Note with ATN Network, Inc. (2)
10.23    *        AAll News Channel@ Agreement (2)
10.24    *        Promissory Note Extension Agreement with Super Six, Inc. (2)
10.25    *        Promissory Note Extension Agreement with Logistic Services, Inc. (2)
10.26    *        Promissory Note Extension Agreement with Shelley Media Marketing Corp. (2)
10.27    *        Promissory Note Extension Agreement with Cleveland Broadcasting Corp. (2)
10.28    *        Promissory Note Extension Agreement with ATN Network, Inc. (2)
10.29    *        Form of Equipment Agreement (2)
10.30    *        Channel Use and Programming Agreement with Dominion Sky Angel (2)
10.31    *        Agreement of Settlement, Compromise and Assignment (2)
10.32    *        Assignment of Senior Channel (2)
10.33    *        Agreement with Media Fund, Inc. (2)
10.34    *        1995 Stock Option Plan (2)
10.35    *        Promissory Note and Amendment to Agreement (3)
27.1              20       Financial Data Schedule

*   Incorporated by reference as noted

(1) Previously filed as an exhibit to the Company=s Registration Statement on Form 10-SB (File No. 000-23105), filed with the Securities and Exchange Commission on September 19, 1997.

(2) Previously filed as an exhibit to the Company=s Pre-Effective Amendment No. 2 to the Registration Statement on Form 10-SB (File No. 000-23105), filed with the Securities and Exchange Commission on April 10, 1998.

(3) Previously filed as an exhibit to the Company=s Pre-Effective Amendment No. 4 to the Registration Statement on Form 10-SB (File No. 000-23105), filed with the Securities and Exchange Commission on July 15, 1998.





                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]