Form 10KSB
period 1998-12-31
AMERICAN INDEPENDENT NETWORK INC
filed 1999-07-29
CIK 1000876

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
        EXCHANGE ACT OF 1934,  for  the  fiscal  year  ended  December  31, 1998
                                       OR
[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF  1934.

For  the  transition  period  from  _________________  to  _________________


                        Commission file number: 000-23105

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

     Check  whether  the  issuer:  (I) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes   [X]     No  [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge. in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.                     [X]

     State  issuer's  revenues  for  its  most  recent  Fiscal  year:  $377,380.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. The aggregate market value of the Company's common stock held by non-affiliates as of July 22, 1999 was approximately $3,387,329.

     State the number of shares outstanding of each of the issuer's classes of common equity. as of the latest practicable date. As of July 22, 1999, there were approximately 13,318,093 shares of the Company's Common Stock issued and outstanding.

     Transitional  Small  Business  Disclosure  Format:  Yes  [  ]   No  [X]

                                TABLE OF CONTENTS

PART  I

     Item  1.     Business                                                     1

     Item  2.     Properties                                                  10

     Item  3.     Legal  Proceedings                                          10

     Item  4.     Submission of Matters to a Vote of Security Holders         11

PART  II

     Item  5.     Market  for  Registrant's  Common  Equity
                       and  Related  Stockholder  Matters                     12

     Item  6.     Management's  Discussion  and  Analysis
                       of Financial  Condition and Results of Operations      15

     Item  7.     Financial  Statements                                       19

     Item  8.     Changes  in and  Disagreements  With  Accountants
                       on  Accounting  and  Financial  Disclosure             19

PART  III

     Item  9.     Directors,  Executive Officers, Promoters and Control
                       Persons;  Compliance  with  Section  16(a)
                       of  The  Exchange  Act                                 19

     Item  10.    Executive  Compensation                                     19

     Item  11.    Security  Ownership  of  Certain  Beneficial  Owners
                       And  Management                                        22

     Item  12.    Certain  Relationships  and  Related  Transactions          22

     Item  13.    Exhibits  and  Reports  on  Form  8-K                       24

                                    Part  I


ITEM  1     BUSINESS

Introduction

The Company operates a television network called the American Independent Network. The Company has entered into agreements to provide television broadcast stations with programming (television shows) for digital television broadcasting. Such agreements typically provide that the Company retains certain of the advertising time and advertising revenues generated from the programming. At July 22, 1999, the Company provides programs to approximately 25 broadcast stations and expects to program additional television stations in the future either as affiliates of the Company's American Independent Network, a television network, or through arrangements called Local Marketing Agreements ("LMAs"). Currently, television LMAs are not considered attributable interests under Federal Communications Commission ("FCC") multiple television station ownership rules. However, the FCC is considering proposals which would make LMAs attributable. If the FCC were to adopt an order that makes such interests attributable, the Company could be prohibited from entering into such LMAs with other stations in markets in which it already has an LMA with another television station. The Company also owns a fractional interest in each of three permits to construct and operate low power t.v. stations.

The  Company

     The Company was incorporated in the State of Delaware on December 11, 1992 under the name Strictly Business, Inc. On September 16, 1993, the Company changed its name to American Independent Network, Inc. (the "Company" ). The Company's principal offices are located at 6125 Airport Freeway, Suite 200, Haltom City, Texas 76117.

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

Company  Affiliates

     In late 1996, the Company converted from analog transmission to digital in early compliance with the FCC mandate that all broadcast stations convert to digital transmission by the year 2006. The Company was the first network to convert to digital with multi-channels. As a result of the conversion from analog to digital, the Company's broadcast signal is now transmitted to its Affiliate Stations in digital format, however, most television stations do not have the capability to broadcast a digital signal, thus they are required to decode the Company's digital signal back to analog so that they can rebroadcast the signal to their viewers through their analog transmitter. To enable the Affiliate Stations to decompress the digital signal, the Company furnished each Affiliate Station with digital decoding equipment. However, due to the costs of providing the decoding equipment, the Company was not able to furnish the necessary equipment to all of its existing Affiliate Stations. In addition, Internet users can view the Company's programs on their computers while it is being aired on the network. The Company's web site is located at www.aini.com.

Program  Inventory

     The Company acquires its program inventory by various methods, including licensing the rights from program owners and syndicators, purchasing the rights, or by producing its own programming.

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

     The form of agreement utilized by the Company to secure licensing rights with program owners and syndicators contains barter terms pursuant to which the Company obtains broadcasting rights to certain identified programming and in exchange, the Company gives the Program Owner advertising time during the broadcast of such programs. In a thirty (30) minute program there are normally eight (8) minutes of commercial time, which time is allocated as follows: three
(3) minutes to the Program Owner; two (2) minutes to the Affiliate Station; and three (3) minutes to the Company. The Program Owner can then sell the advertising time to outside parties, thereby earning income on the licensing of their program to the Company. The contract is generally for a term of 52 weeks and is cancelable by either party upon two (2) weeks written notice. The Company has the right to refuse any program, without prior notice, if the content, subject matter, or production quality does not meet the Company's standards.

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

     In 1996, the Company made the conversion from analog to digital transmission of its programs in early compliance with the Federal Communications Commission mandate that all broadcast stations convert to digital transmission by the year 2006. Digital technologies enable the network to compress multiple digital channels into the bandwidth currently required for a single analog channel, thereby permitting the network to significantly expand its current channel capacity with a much lower capital investment than would be required lease individual analog channels. As a result of the conversion to digital transmission, the Company was able to expand its single channel to a total of five (5) channels.

     The Company is negotiating with parties to lease its additional three channels on the digital compression system uplinking to the satellite. Broadcast Magazine estimated that there are over 65 new cable channels who have announced that they are ready to commence broadcasting and are seeking channel space.

Marketing  Strategy;  Principal  Markets  and  Customers

     The  Company  generate  revenues  by: (i) the sale of its programming; and,
(ii)  the  sale  of  commercial  advertising  time  within  the  programming.

     Programming--Marketing Strategy: The Company markets its programming to broadcast and cable television stations on the strength of its quality family oriented programming and its attractive barter system pursuant to which the Affiliate Station retains 4 minutes per hour of advertising time. Under this barter system, an Affiliate Station is not required to spend money to receive programming ("no-cost programming"). The Nielsen Designated Market Area Television Households publishes an annual Television Market Rankings which lists the identity of stations, its market, ranking and estimated number of households. The Company contacts many of these stations through direct mailings and other advertisements. In addition, the Company is introduced to potential Affiliate Stations at industry conventions and through other Affiliates' recommendations. Stations also hear about the Company at industry conventions and from other stations, programmers, equipment manufacturers and suppliers, and then contact the Company to inquire about becoming an Affiliate Station. As the Company expands into the top 30 markets, it will make personal visits and telephone calls to the independent stations that it has targeted as good candidates for affiliation with the Company.

     Programming--Customers: The Company's potential customers for its programming includes all television and cable stations. The Company plans to concentrate on adding stations located in the top 30 DMAs.

     A station which has been added as an affiliate of the Company is generally required to broadcast a minimum of 12 hours of the Company's broadcast within a 24 hour period. In general, the terms of the Affiliate Agreement between the Company and each Affiliate Station provides that the Affiliate Station will receive 24 hours of television programming, during which the Affiliate Station may use approximately four (4) minutes per hour for local commercials or other announcements. The Affiliate Agreement also provides that the Affiliate must broadcast the Company's programs in their entirety, submit a weekly affidavit of its broadcast logs showing the number of hours per day that the Company's programming was broadcast on the Affiliate Station, maintain all necessary permits and licenses, and may not preempt or disrupt the Company's national advertisements. Either party may cancel the agreement at any time with thirty
(30)  days  written  notice.

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

Advertising  Sales,  Marketing  Strategy  and  Customers

     The Company markets its advertising time to (I) to Program Owners; (ii) Affiliate Stations; and (iii) advertising agencies and independent advertisers.

     Advertising--Program Owners: In exchange for licensing rights to select programming, the Company gives the Program Owner advertising time during the broadcast of such programming. The Program Owner is then able to sell the advertising to outside parties. The Company generally contracts with Program
Owners at the NAPTE convention and accordingly, is not required to actively market this segment of its advertising time.

     Advertising--Affiliate Stations: The Company provides programming and advertising time to its Affiliate Stations in exchange for retaining advertising time and access to the Affiliate Stations' markets. In a traditional broadcasting contract, an affiliate station would retain all available advertising time, which it would then sell to outside advertisers, and the network would receive a fee from the affiliate station. However, the Company believes that by selling retained commercial time to outside advertisers, it is able to generate higher revenues than it would otherwise receive in fees from its

     Advertising--Affiliate Stations. Advertising time is generally a component of the programming contract with Affiliate Stations, accordingly, the Company is not required to separately market the advertising time to Affiliate Stations.

     Advertising--Advertisers: Approximately 25% of the Company's revenues come from sales of commercial time to advertising agencies and independent advertisers. The monetary value of this time is based upon the estimated size of the viewing audience; the larger the audience, the more the Company is able to charge for the advertising time. To measure the size of a viewing audience, networks and stations generally subscribe to nationally recognized rating services, such as Nielsen. Initially, the Company's Affiliate Stations were located in the smaller market areas of the country. However, the Company's goal is to enter into Affiliate Agreements with stations located in the top 30 demographic market areas ("DMA") in order to obtain Nielsen ratings to allow the Company to charge higher rates for their advertising time. Presently, the Company has Affiliate Stations in 3 of the top 25 DMAs and 5 of the top 50 DMAs. Sales of the Company's advertising time to advertising agencies and to independent advertisers is generally by referrals or by advertisers contacting the Company. In some instances, the Company has solicited advertising agencies.

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

     Markets: The leading networks, based upon total number of affiliated stations, are ABC, CBS, NBC, and FOX. Each of these competitors are more established than the Company, have significantly greater name recognition and viewer loyalty, as well as greater industry, financial, distribution and marketing, programming, personnel and other resources than the Company. Moreover, the television market has seen a continual increase in the number of networks, including the addition of Warner Brothers Network (WB) and United
Paramount Network (UPN) in 1994. As the number of networks increase, the Company will face greater competition for available syndicated programs, viewers, and for affiliates who wish to carry their broadcasts. The Company also believes that other forms of quasi-networks, including QVC and the Home Shopping Network and so called "superstations" such as WTBS and WGN, will also be a significant source of competition. At present, the Company is approximately the tenth largest network based upon the total aggregate households covered by the Company's Affiliate Stations. The Company currently broadcasts in 3 of the top 30 DMAs and broadcasts to an aggregate of approximately 5,983,060 households. The Company intends to increase its household viewership by entering into additional markets in the top 30 DMAs.

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

     The Company is not dependant upon any one station for a significant portions of its revenues, however, the loss of several stations could adversely effect the Company's results of operations.

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

Employees

     The Company has 8 full time employees. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are satisfactory.

Year  2000  Issues

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

Going  Concern  Qualification  by  Independent  Auditors

     The Company's independent auditors have reported that the Company has suffered recurring net operating losses and has a current ratio deficit that raises substantial doubt about its ability to continue as a going concern.

Subsequent  Event

     In July, 1999, the Company entered into an agreement with Field of Cotton, L.P. whereby Field of Cotton, L.P. purchased 6,500,000 shares of common stock of the Company for a total consideration of $4,250,000, in the form of a promissory note in the principal amount of $4,022,600, and $227,400 in cash in the form of funds previously provided to the Company by Field of Cotton, L.P. in 1999. As a result of this agreement, Field of Cotton, L.P. now owns 48.9% of the common stock of the Company. Of these 6,500,000 shares, Field of Cotton, L.P. owns 1,000,000 shares outright free and clear, and the remaining 5,500,000 million shares are subject to an escrow agreement and a security interest agreement in favor of the Company. The terms of the promissory note are that 11 payments are due commencing September 1, 1999 in the amount of $100,000 per payment, and a balloon payment in the amount of $3,190,213 is due September 1, 2000 for the remaining principal balance. The promissory note bears interest at the rate of 8% per annum in arrears. For each $100,000 payment that Field of Cotton L.P. makes to the Company, 200,000 shares are released from escrow to Field of Cotton, L.P. and are no longer subject to the security agreement. This transaction was the result of negotiations between the Company and Field of Cotton, L.P.

ITEM  2.     DESCRIPTION  OF  PROPERTY.

     The Company leases its principal offices located at 6125 Airport Freeway, Haltom City, Texas 76117. The premises measure approximately 13,900 square feet and are used for the Company's general office and administrative purposes, as well as for their programming services, warehouse needs and full-service production studio. The monthly lease cost is $6,368. The lease expires in February, 2002. The Company believes that its space is adequate for its current and future needs.

ITEM  3.     LEGAL  PROCEEDINGS.

1. The Company is a party in litigation styled Bowne of Los Angeles, Inc. v. American Independent Network, Inc., No. 236-177164-99, 236th Judicial District Court of Tarrant County, Texas. This is a suit on a sworn account in the amount of approximately $34,056. Bowne has filed a motion for summary judgment. The Company intends to mount a vigorous defense.

2. The Company is a party in litigation styled WorldCom Inc. v. American Independent Network, Inc., No. 98-05447-1. This suit is for breach of contract for approximately $76,000. This matter is in the discovery phase. The Company has countersued for $2,500,000. The Company intends to vigorously oppose this litigation.

3. The Company is a judgment debtor in litigation styled Ira Weingarten d/b/a Equity Communications v. American Independent Network, Inc., No. 222751, in Santa Barbara County Superior Court, Anacapa Division, California. A judgment in the amount of $59,625 has been entered against the Company. This was a suit for beach of contract.

4. The Company is a party in litigation styled American Independent Network, Inc. v. Charles Coburn, No. 4-98 CV-784-A, U.S. District Court, Northern District of Texas, Ft. Worth Division. This suit is for breach of contract and fraud. This matter has been settled and the Company expects a mutual release to be signed shortly.

5. The Company is a party in litigation styled American Independent Network, Inc. v. Knapp Petersen and Clarke, No. 4-99CV-0124P, U.S. District Court,
Northern District of Texas, Ft. Worth Division and the case was recently transferred to the Southern District of California. This suit relates to fees for legal services. This matter is subject to a binding arbitration agreement.

6. As a result of a matter decided in binding arbitration, the Company had been a judgment debtor in a judgment styled as Showplace Video v. American Independent Network, Inc., No. 98-2154-E, County Court At Law No. 5, Dallas County, Texas. In 1998, Alan Luckett purchased the judgment and released it in exchange for 500,000 shares of common stock of the Company, and for access to the digital uplink equipment of the Company, certain bandwidth of the satellite transponder the Company leases, and the right of first refusal on the Company's transponder rights and equipment leases in the event that the Company ceases operations. Also in connection with the release of judgment, Randy Moseley agreed to turnover 728,748 shares, which he owned, to the Company for cancellation, and, Don Shelton, a former director and executive officer of the Company, agreed to turnover 669,618 shares, which he owned, to the Company for cancellation.

7. The Company is a judgment debtor in the amount of $11,921 in favor of Witwer, Poltraock & Giampietro in a matter styled Witwer, Poltraock & Giampietro
v. American Independent Network, Inc., No. 98M1152998, Circuit Court of Cook County, Illinois, Municipal Department, First District. This was a suit for legal fees.

8. The Company is a judgment debtor in the amount of $ 90,000 in favor of New Image Video, Inc. in a matter styled New Image Video, Inc. v. American Independent Network, Inc., No. CJ-94-7030-66 in the District Court of Oklahoma County, Oklahoma. This was a breach of contract suit.

9. The Company is a judgment debtor in the amount of $ 18,000 in favor of Tarrant County, Texas for unpaid personal property taxes in Tarrant County, Texas, in a matter styled Tarrant County v. American Independent Network, Inc. No. E12675-97 236th Judicial District Court of Tarrant County, Texas. This Company still owes $3,500 of a settlement amount.

10. The Company is a judgment debtor in the amount of $ 29,862 in favor of Hall, Estill, Hardwick Gable in a matter styled Hall, Estill, Hardwick Gable v. American Independent Network, Inc. No. CJ-98-1217, in the District Court of
Oklahoma  County,  Oklahoma.  This  was  a  suit  for  legal  fees.

11. During the last quarter of 1998, the Company issued 680,000 (post-reverse-split) shares of common stock to Data West and John Priscella pursuant to an agreement to arrange for financing for the Company. No financing was arranged. The Company intends to pursue its claim against Data West and John Priscella to recover these shares of common stock or have them paid for pursuant to the agreement.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     During the fourth quarter of the year ended December 31, 1998, no matter was submitted to the vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     The Company's common stock had been traded on the OTCBB under the symbol "AINW" until the symbol was changed to "AINWE" pursuant to the phase in of new listing requirements by the OTCBB. The Company has been notified that will it be delisted from the OTCBB unless its files all reports required to be filed with the Securities and Exchange Commission. The delisting is scheduled for August 2, 1999. In the event that this Form 10-KSB and the Form 10-QSB for the quarter ended March 31, 1999 are not filed with the Commission by that deadline and the delisting takes place, the Company will have to become compliant with the Commission's reporting rules before it is eligible to be re-listed on the OTCBB. If this Form 10-KSB and the Form 10-QSB for the quarter ended March 31, 1999 are filed with the Commission by before deadline, the symbol may revert back to "AINW". No trades were reported prior to October, 1998.

                                          COMMON STOCK PRICE RANGE

                                           HIGH               LOW

     1998   Fourth  Quarter               $1.00             $  1/8

     On July 22, 1999, the bid price of the Company's common stock on the OTCBB was $5/8. On July 22, 1999, there were approximately 843 stockholders of record of the common stock.

     In November, 1998, the Company effectuated a 1:5 reverse stock split which also had the effect of changing the par value per share to $0.05 par value per share.

Transfer  Agent

     The transfer agent and registrar for the Company's Common Stock is Liberty Transfer Company, 191 New York Avenue, Huntington, NY 11743, tel. (516) 385-1616.

Dividend  Policy

     The Company has not paid, and the Company does not currently intend to pay cash dividends on its common stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain all earnings, if any, to provide funds for operation and expansion of the Company's business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others.

Recent  Sales  of  Unregistered  Securities

     The following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

     During the last quarter of 1998, the Company issued 680,000 (post-reverse-split) shares of common stock to Data West and John Priscella pursuant to an agreement to arrange for financing for the Company. No financing was arranged. The Company intends to pursue its claim against Data West and John Priscella to recover these shares of common stock or have them paid for pursuant to the agreement. This transaction was the result of negotiations between the Company and Data West and John Priscella. The Company believes that they had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company. The Company believes that they were knowledgeable about the Company's operations and financial condition.

     In December, 1998, the Company issued 30,000 shares of common stock to Bob Bryant as part of the consideration for his making a loan of $90,000 to the Company. This transaction was the result of negotiations between the Company and Mr. Bryant. The Company believes that he had knowledge and experience in financial and business matters which allowed him to evaluate the merits and risk of the receipt of these securities of the Company. The Company believes that he was knowledgeable about the Company's operations and financial condition.

     During the last quarter of 1998, one person who was a bridge loan creditor and a preferred stock holder converted its debt and holdings into a total of 348,121 shares of common stock of the Company. As a result of this transaction, approximately $100,000 of debt was extinguished, and approximately $100,000 in stated value of preferred stock was extinguished. These conversions were the result of negotiations between the Company and the creditors and the holders. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

     During the quarter ended March 31, 1999, one person who as a bridge loan creditor converted its debt into a total of 62,500 shares of common stock of the Company. As a result of this transaction, approximately $50,000 of debt was extinguished. These conversions were the result of negotiations between the Company and the creditors and the holders. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

     In July, 1999, the Company entered into an agreement with Field of Cotton, L.P. whereby Field of Cotton, L.P. purchased 6,500,000 shares of common stock of the Company for a total consideration of $4,250,000, in the form of a promissory note in the principal amount of $4,022,600, and $227,400 in cash in the form of funds previously provided to the Company by Field of Cotton, L.P. in 1999. As a result of this agreement, Field of Cotton, L.P. now owns 48.9% of the common stock of the Company. Of these 6,500,000 shares, Field of Cotton, L.P. owns 1,000,000 shares outright free and clear, and the remaining 5,500,000 million shares are subject to an escrow agreement and a security interest agreement in favor of the Company. The terms of the promissory note are that 11 payments are due commencing September 1, 1999 in the amount of $100,000 per payment, and a balloon payment in the amount of $3,190,213 is due September 1, 2000 for the remaining principal balance. The promissory note bears interest at the rate of 8% per annum in arrears. For each $100,000 payment that Field of Cotton L.P. makes to the Company, 200,000 shares are released from escrow to Field of Cotton, L.P. and are no longer subject to the security agreement. The Company believes that Field of Cotton, L.P. had knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of the purchase of these securities of the Company. The Company believes that Field of Cotton, L.P. had knowledgeable about the Company's operations and financial condition.

     In  April,  1999,  the  Company  issued  500,000  shares of common stock to
Richard Halden as compensation as an employee of the Company. The Company believes he had knowledge and experience in financial and business matters which allowed him to evaluate the merits and risk of the receipt of these securities of the Company. Mr. Halden is the operations manager of the Company in such capacity he was were knowledgeable about the Company's operations and financial condition.

     In April, 1999, the Company issued 500,000 shares of common stock to Fred Hoelke as compensation for professional services he provided to the Company. The Company believes he had knowledge and experience in financial and business matters which allowed him to evaluate the merits and risk of the receipt of these securities of the Company. Mr. Hoelke provided professional services to the Company and in such capacity he was knowledgeable about the Company's operations and financial condition.

     In April, 1999, the Company issued 150,000 shares of common stock to Jonathan Moseley, the son of Randy Moseley. As a result of a matter decided in binding arbitration, the Company had been a judgment debtor in a judgment styled as Showplace Video v. American Independent Network, Inc., No. 98-2154-E, County Court At Law No. 5, Dallas County, Texas. In 1998, Alan Luckett purchased the judgment and released it in exchange for 500,000 shares of common stock of the Company, and for access to the digital uplink equipment of the Company, certain bandwidth of the satellite transponder the Company leases, and the right of first refusal on the Company's transponder rights and equipment leases in the event that the Company ceases operations. Also in connection with the release of judgment by Alan Luckett, Randy Moseley agreed to turnover 728,748 shares which he owned to the Company for cancellation in 1999, and, Don Shelton, a former director and executive officer of the Company, agreed to turnover 669,618 shares which he owned to the Company for cancellation in 1999. Further in connection with the release of judgment, the Company agreed to issue 150,000 shares of common stock of the Company to Jonathan Moseley, the son of Randy Moseley. The Company believes that Jonathan Moseley was being advised in this matter by his father, Randy Moseley and that he had knowledge and experience in financial and business matters which allowed him to evaluate the merits and risk of the receipt of these securities of the Company and he was knowledgeable about the Company's operations and financial condition.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     The following discussion should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1998 and 1997.

Forward  Looking  Statement  and  Information

     This Management Discussion and Analysis contains various forward looking statements which represent the Company's expectations or beliefs concerning future events and involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated include risks and uncertainties relating to demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties (including any associated with the Year 2000); the ability to attract and retain qualified personnel; significant indebtedness; the availability and terms of capital to fund the expansion of our businesses. The Company has no obligation to update or revise these forward looking statements to reflect the occurrence of future events or circumstances.

General

     The Company was founded on December 11, 1992 and provides programming, media production and syndication services to television arid cable stations, as well as satellite uplink services to certain cable channels. The Company has a wholly-owned subsidiary, Eureka Media & Trading, Inc., formed in the State of Nevada on September 6, 1995, which has not commenced operations. In 1998, the Company changed the name of its subsidiary to "Senior Channel, Inc."

     The Company originally broadcast its programs via analog transmission and, in 1996, had Affiliate Agreements with over 150 Affiliate Stations. However, in late 1996, the Company converted from analog to digital transmission and in connection with the conversion, was required to provide digital decoding equipment to each of its Affiliate Stations. Due to the cost of providing the decoding equipment, the Company was not able to furnish the equipment to all of its then existing Affiliate Stations. Accordingly, upon conversion, the Company initially entered into Affiliate Agreements with 33 Affiliate Stations. The Company has since entered into Affiliate Agreements to provide family-oriented television to a network of 25 broadcast television stations and cable systems nationwide. The stations serviced by the Company are primarily "independent" broadcast stations, meaning that they have no affiliation with the major network organizations (NBC; ABC; CBS; Fox; WB Network; and Paramount). The Company maintains a library of over 2,000 programs covering a wide array of topics and interests, and includes cartoons, sports, sitcoms, movies, news and weather, comedy, science and health shows, documentaries, and public interest programs. The Company also offers original programs, celebrity golf tournaments, professional boxing, fishing expeditions and interactive programming

Result  of  Operations

     Revenues. Revenues are primarily derived from the Company's programming services, sales of advertising and programming time, and leasing of digital satellite channels. Revenues for 1998 were $377,380 compared to $1,243,145 for 1997, a decrease of $865,765 or 69.6%. The decrease in revenues resulted from a decrease in leasing out of digital channels.

     Cost of Operations. Costs of operations were $772,512 for the 1998 fiscal year and $957,715 for the 1997 fiscal year, a 19.3% decrease. The decrease in 1998 was due to a decrease in up-linking and programming expenses. The $221,861 (38%) decrease in up-linking expenses resulted from the reduction of the Company's spectrum space on the satellite transponder. Programming expenses, which include costs for program development, editing, videotapes and other miscellaneous expenses, increased by $5,022 (4.1%) for fiscal year ended 1998 as compared to the 1997 fiscal year. Programming costs increased as the Company's cost of certain programs increased. Net rental expenses, which include office space, office equipment, and company vehicles decreased by 4.3% in 1998 due to the decrease in office equipment rental cost. Amortization of the Senior Channel increased by $137,936 as 1998 was the first year of the Senior Channel. The reserve for trade credits decreased by $125,138 as no addition to the reserve established in 1997 was deemed necessary in 1998. Depreciation and amortization of leasehold expenses increased by $21,743 (36.7%) in 1998 due to the first full year of depreciation being taken on the digital compression equipment.

     General and Administrative. General and administrative expenses for the fiscal year ended December 31, 1998 were $557,367, an increase of $118,135 or 26.9% more than administrative expenses of $439,232 for fiscal year 1997. The general and administrative expenses represent 147.7% and 35.3% of revenues for fiscal years 1998 and 1997, respectively. The Company's general and administrative expenses consist of operating costs for the Company's headquarters, the salaries of corporate officers and office staff, travel, accounting, legal and other professional expenses, and advertising and promotional costs.

     Interest expense for the fiscal year 1998 was $231,788 and for fiscal year 1997 was $381,654, a decrease of $149,866 or 39.3%. This decrease was due to reduction in the outstanding balance on various bridge loans and Series B Preferred Stock.

     During 1998, at the election of the note holders, the Company converted an aggregate approximate amount of $333,750 in outstanding debt and accrued interest into Common Stock of the Company. As a result of the conversions, the Company expects interest expense for 1999 to be correspondingly reduced.

     Operating Results. The Company had a net operating loss of $2,172,507 for fiscal year ended December 31, 1998. The loss for 1998 was primarily attributed to the decrease of $860,000 in lease revenues from satellite channel space and programming time sales, the provision for doubtful accounts in the amount of $1,584,594, and the amortization of the Senior Channel investment of $137,936.

     The Company had a net operating loss of $2,640,982 for fiscal year ended December 31, 1997. The loss for 1997 was primarily attributed to a provision for doubtful accounts in the amount of $l,584,594, a non-recurring expense in the amount of $380,260 resulting from the conversion of Bride Loans to Common Stock, and a reserve in the amount of $125,138 for trade credits.

Earnings  Per  Share  of  Common  Stock

     The net earnings per common share are based upon the weighted average of outstanding common stock and convertible preferred stock. The outstanding warrants that accompany the preferred stock are not dilutive, therefore, they are not included in the weighted average. In 1998, the net loss per of common stock was $0.59. The loss is reflective of the decrease in revenues and the provision for doubtful accounts and amortization of the Senior Channel investment.

     For fiscal 1997, net loss per share of common stock was $0.18. The loss for fiscal year 1997 is reflective of the provision for doubtful accounts and the costs of converting Bridge Loans to Common Stock.

Liquidity  and  Capital  Resources

     The Company has financed its operations through a combination of the issuance of equity securities to private investors, issuance of private debt, loans from affiliates, and cash flow from operations. The Company has cumulative losses of $6,308,230 from inception through December 31, 1998.

     In December 1997, the Company entered into an agreement with Media Fund, Inc. ("MFI") pursuant to which MFI would have received 1,875,000 shares of the Company's Common Stock, assets with a book value of $2,818,933 and 20% of the commercial time slots on the Company's channels for a period of four (4) years in exchange for up to 12 hours of network quality programming and $5,000,000 to be paid to the Company in installments over a five year period.

     Media Fund, Inc. did not perform on the terms of the agreement with the Company and the Company terminated the agreement in September 1998 by reversing the shares allocated to MFI and the assets and commercial time slots agreed to in the agreement.

     Current liabilities for fiscal year 1998 were $2,508,921, which exceed current assets of $42,595 by $2,466,326. For fiscal year ended 1997, current liabilities exceeded current assets by $1,886,269. The decrease in current assets in 1998 as compared to 1997 was primarily the result of the removal of the note receivable. The current liabilities for 1998 decreased by $144,365 as compared to 1997 due primarily to decreases in notes payable and accrued interest of $370,953 and increase in accounts payable of $205,151.

     The Company has been able to generate funds from private placements to finance operations, however, in the event the Company requires additional capital investments, there can be no assurance that a sufficient amount of the Company's securities can be sold to fund the continuing operating needs of the Company.

     Financing activities during 1997 and 1996 consisted of Bridge Loans in the cumulative amount of $2,057,750 and sales of Preferred Stock in the cumulative amount of 2,110,015. Of the combined amount of $4,167,765, approximately $2,205,963 was used for operating expenses, $1,402,802 was paid in issue costs, and $559,000 for debt repayment.

     Management believes that anticipated cash flows from operations will be sufficient to meet the Company's expected cash needs and to finance future operations, however, in the event that future revenues are not sufficient, the Company will conduct private and/or public offerings of its equity stock or enter into bridge loan financing to raise the necessary capital.

Impact  of  inflation

     Management does not believe that general inflation has had or will have a material effect on operations.

Year  2000  Issues

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

ITEM  7.     FINANCIAL  STATEMENTS

     The financial statements pursuant to this item are set forth beginning on page F-1.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM  9.     DIRECTORS,  EXECUTIVE OFFICERS, CONTROL PERSONS AND COMPLIANCE WITH
             SECTION  16(A)  OF  THE  EXCHANGE  ACT.

DIRECTORS  AND  EXECUTIVE  OFFICERS

     Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company. The Company's Board of Directors consists of one person.

     Randy Moseley, age 51, is the Director, President and Chief Financial Officer of the Company. Mr. Moseley is a founder of the Company and has served as its President, Chief Financial Officer, Secretary and as a Director since its inception in 1993. Mr. Moseley received his Bachelor of Business Administration degree, majoring in accounting, from Southern Methodist University in Dallas, Texas. Mr. Moseley is a certified public accountant and worked for a national public accounting firm for the six years following his graduation from college. Mr. Moseley has over twenty-five years of fiscal management experience in such industries as insurance, mortgage and real estate, hospital services and agriculture, as well as the television broadcasting and media industries. Mr. Moseley has been part owner and operator of six television stations.

     Mr. Moseley has timely filed all reports pursuant to Section 16(a) of the Exchange Act.

     The Board of Directors had three meetings and took action by unanimous consent three times during 1998. All directors took part in all of the meetings and consents.

ITEM  10.     EXECUTIVE  COMPENSATION

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended December 31, 1998, 1997, 1996 of the chief executive officer of the Company. No other executive officer of the Company received compensation which exceeded $100,000 during 1998.

               Summary Compensation Table

                    Annual  Compensation

Name
Principal Position  Year  Salary   All Other Compensation
Randy Moseley       1998  $34,902  $                     0
President and CFO   1997  $20,000  $                     0
                    1996  $27,780  $                 5,805

     Directors do not receive compensation except reimbursement for costs of attending meetings.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information at July 22, 1999, with respect to the beneficial ownership of shares of Common Stock by (I) each person known to the Company who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the
Company as a group. As of July 22, 1999, there were 13,318,903 shares of common stock outstanding. To the best of the Company's knowledge, each person set forth below has sole voting and sole dispositive power with respect to their shares.

Name and                    Number of    Title of        Percent
Address                      Shares        Class        of  Class
--------------------------  ---------  -------------  -------------
Field of Cotton, L.P.       6,500,000  Common Stock           48.9%
and its General Partner
Mr. Kris Lamans
16167 Lost Canyon Road
Canyon Country, CA 91351

Randy Moseley                 -0- (1)  Common Stock           0.0%
6125 Airport Freeway
Suite 200
Haltom City, TX 76117

All Directors and Officers
as a group-one person         -0- (1)  Common Stock           0.0%
_________________________

(1) Randy Moseley formerly owned 728,748 shares which he agreed to turnover to the Company for cancellation in 1999. These shares have not been canceled yet. The Company has possession of some of these shares.

     Don Shelton, a former director and executive officer of the Company, formerly owned 669,618 shares which he agreed to turnover to the Company for cancellation in 1999. These shares have not been canceled yet. The Company has possession of some of these shares.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     At one time, Mr. Moseley had ownership interests in six television stations which had have contracted with the Company to broadcast as Affiliates of the Company. The terms of the Affiliate Agreements with the foregoing television stations are the same as those with other non-related Affiliates. Mr. Moseley disposed of his interests in these television stations in 1998.

     In 1995, the Company borrowed $52,531 from Shelly Media Marketing ("SMM") at an interest rate of 10%. Mr. Moseley is a principal of SMM. At July 1, 1999, this loan had a remaining principal balance of $97,229. Mr. Moseley has agreed to give the Company an indeterminate forebearance on repayment of this loan.

     In 1994, the Company borrowed $141,152 from ATN Network Inc. ("ATN") at an interest rate of 10%. Mr. Moseley had been a principal of ATN until December, 1998. In September 1996, Mr. Moseley exercised options to purchase 2,000,000 shares of the Company's Common Stock at $0.10 per share, for a combined purchase price of $200,000. Of this amount, $100,000 was paid directly to ATN in partial payment of the outstanding debt. In December 1997, the Company borrowed an additional $243,090 pursuant to a written Promissory Note. ATN subsequently forgave all of these debts.

     As a result of a matter decided in binding arbitration, the Company had been a judgment debtor in a judgment styled as Showplace Video v. American Independent Network, Inc., No. 98-2154-E, County Court At Law No. 5, Dallas County, Texas. In 1998, Alan Luckett purchased the judgment and released it in exchange for 500,000 shares of common stock of the Company, and for access to the digital uplink equipment of the Company, certain bandwidth of the satellite transponder the Company leases, and the right of first refusal on the Company's transponder rights and equipment leases in the event that the Company ceases operations. Also in connection with the release of judgment by Alan Luckett, Randy Moseley agreed to turnover 728,748 shares which he owned to the Company for cancellation in 1999, and, Don Shelton, a former director and executive officer of the Company, agreed to turnover 669,618 shares which he owned to the Company for cancellation in 1999. Further in connection with the release of judgment, the Company agreed to issue 150,000 shares of common stock of the Company to Jonathan Moseley, the son of Randy Moseley.

     In July, 1999, the Company entered into an agreement with Field of Cotton, L.P. whereby Field of Cotton, L.P. purchased 6,500,000 shares of common stock of the Company for a total consideration of $4,250,000, in the form of a promissory note in the principal amount of $4,022,600, and $227,400 in cash in the form of funds previously provided to the Company by Field of Cotton, L.P. in 1999. As a result of this agreement, Field of Cotton, L.P. now owns 48.9% of the common stock of the Company. Of these 6,500,000 shares, Field of Cotton, L.P. owns 1,000,000 shares outright free and clear, and the remaining 5,500,000 million shares are subject to an escrow agreement and a security interest agreement in favor of the Company. The terms of the promissory note are that 11 payments are due commencing September 1, 1999 in the amount of $100,000 per payment, and a balloon payment in the amount of $3,190,213 is due September 1, 2000 for the remaining principal balance. The promissory note bears interest at the rate of 8% per annum in arrears. For each $100,000 payment that Field of Cotton L.P. makes to the Company, 200,000 shares are released from escrow to Field of Cotton, L.P. and are no longer subject to the security agreement.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)   Exhibits.

Exhibit Number   Title  of  Exhibit
2.1   (*)        Articles  of  Incorporation  of  the  Company,  as  amended.
2.2   (*)        Bylaws  of  the  Company,  as  amended.
10.1  (**)       Stock  Purchase  Agreement  with  Field  of  Cotton, L.P.
21.1  (**)       Subsidiaries  of  the  Company
27.1  (**)       Financial  Data Schedule for the year ended December 31, 1998.
_____________________
(*) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB as amended.
(**)    Filed  herewith.

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           American  Independent  Network,  Inc.

July  26,  1999                            /s/  Randy  Moseley
                                           ---------------------------------
                                           Randy  Moseley
                                           Director,  President
                                           and  Chief  Financial  Officer


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


July  26,  1999                            /s/  Randy  Moseley
                                           ---------------------------------
                                           Randy  Moseley
                                           Director,  President
                                           and  Chief  Financial  Officer

                       AMERICAN INDEPENDENT NETWORK, INC.

                          AUDITED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

Financial  Statements:                                               Page

Report  of  Independent  Certified  Public  Accountants               F-1

Balance  Sheet  at  December  31,  1998  and
December  31,  1997                                                   F-2

Statement  of  Operations  for  the  Twelve  Months
ended  December  31,  1998  and  1997                                 F-4

Stockholders'  Equity  for  the
Twelve  Months  ended  December  31,  1998  and  1997                 F-5

Statement  of  Cash  Flows  for  the  Twelve  Months
ended  December  31,  1998  and  1997                                 F-6

Notes  to  Financial  Statements                                      F-7

                               JACK F. BURKE, JR.
                           CERTIFIED PUBLIC ACCOUNTANT
                                 P. O. BOX 15728
                         HATTIESBURG, MISSISSIPPI 39404

                          REPORT OF INDEPENDENT AUDITOR

The  Board  of  Directors
American  Independent  Network,  Inc.
Haltom  City,  Texas  76117

I have audited the accompanying balance sheets of American Independent Network. Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholder's equity and cash flows for the years then ended. These financial statements are the responsibility of American Independent Network Inc. management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Independent Network, Inc. at December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 19 to the financial statements, the company has suffered recurring net operating losses and has a current ratio deficit which raises substantial doubts about its ability to continue as a going concern. Management's plans in regard to the matters are also described in Note 19. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Sincerely,

/s/  Jack  F.  Burke,  Jr.
June  7,1999

                              AMERICAN INDEPENDENT NETWORK, INC.
                                  COMPARATIVE BALANCE SHEET
                                  DECEMBER 31, 1998 AND 1997


ASSETS                                                       1998        1997
  CURRENT ASSETS

       Cash and Cash Equivalents . . . . . . . . . . . .  $    9,807  $   34,768
       Accounts Receivable . . . . . . . . . . . . . . .       2,788       2,250
       Trade Credits Receivable. . . . . . . . . . . . .      30,000      30,000
       Note Receivable Net (Doubtful Accounts $700,000).           0     700,000
                                                          ----------  ----------
            TOTAL CURRENT ASSETS . . . . . . . . . . . .      42,595     767,018
                                                          ----------  ----------

  PLANT, PROPERTY AND EQUIPMENT

       Leasehold Improvements. . . . . . . . . . . . . .      22,851      22,851
       Less Amortization . . . . . . . . . . . . . . . .      -8,608      -8,028
       Equipment and Furnishings . . . . . . . . . . . .     130,642     125,096
       Digital Compression Equipment . . . . . . . . . .     845,092     831,391
       Accumulated Depreciation. . . . . . . . . . . . .    -184,400    -103,954
                                                          ----------  ----------
            TOTAL PLANT, PROPERTY AND EQUIPMENT. . . . .     805,577     867,356
                                                          ----------  ----------

  OTHER ASSETS

       Trade Credits Receivable Net (Allowance $125,138)     231,990     261,990
       Other Investments . . . . . . . . . . . . . . . .     564,489     893,658
       Note Receivable Net (Doubtful Accounts $884,595).           0     884,595
                                                          ----------  ----------
            TOTAL OTHER ASSETS . . . . . . . . . . . . .     796,479   2,040,243
                                                          ----------  ----------

            TOTAL ASSETS . . . . . . . . . . . . . . . .  $1,644,651  $3,674,617
                                                          ----------  ----------

                  The Accompanying "Notes to Financial Statements"
                 Are An Integral Part of These Financial Statements

                              AMERICAN INDEPENDENT NETWORK, INC.
                                  COMPARATIVE BALANCE SHEET
                                  DECEMBER 31, 1998 AND 1997


LIABILITIES AND STOCKHOLDER'S EQUITY                   1998         1997
  CURRENT LIABILITIES

       Accounts Payable. . . . . . . . . . . . . .  $   382,555  $   177,404
       Notes Payable . . . . . . . . . . . . . . .    1,603,529    2,133,930
       Accrued Interest - Notes. . . . . . . . . .      278,979      119,530
       Advances from Affiliates. . . . . . . . . .       31,038        9,602
       Interest Due Preferred Shareholders . . . .       37,440       37,440
       Equipment Lease Payments. . . . . . . . . .      175,380      175,380
                                                    -----------  -----------
            TOTAL CURRENT LIABILITIES. . . . . . .    2,508,921    2,653,286
                                                    -----------  -----------

  LONG TERM DEBT

       Deferred Income Tax . . . . . . . . . . . .            0      661,824
       Equipment Lease Payments. . . . . . . . . .      109,003      216,407
                                                    -----------  -----------
            TOTAL LONG TERM DEBT . . . . . . . . .      109,003      878,231
                                                    -----------  -----------

            TOTAL LIABILITIES. . . . . . . . . . .    2,617,924    3,531,517
                                                    -----------  -----------

  STOCKHOLDER'S EQUITY

       Preferred Stock - 1,000,000 shares $1 Par
           Authorized - 1997  53,427 shares issued
           1998  42,427 shares issued. . . . . . .       42,427       53,427
       Common Stock - 20,000,000 shares authorized
           1997 issued  18,232,505 @ $.01Par . . .                   182,325
           1998 issued  4,375,623 @ $.05 Par . . .      218,780
       Additional Paid in Capital. . . . . . . . .    5,073,750    4,511,821
       Retained Earnings . . . . . . . . . . . . .   -6,308,230   -4,135,723
       Note Receivable . . . . . . . . . . . . . .            0     -468,750
                                                    -----------  -----------
            Total Stockholder's Equity . . . . . .     -973,273      143,100
                                                    -----------  -----------

  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY . . .  $ 1,644,651  $ 3,674,617
                                                    -----------  -----------

                  The Accompanying "Notes to Financial Statements"
                 Are An Integral Part of These Financial Statements

                     AMERICAN INDEPENDENT NETWORK, INC.
                     COMPARATIVE STATEMENT OF OPERATIONS
            FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                                        1998          1997
  REVENUES
  INCOME FROM NETWORK OPERATIONS . . . . . . . . .  $    377,380  $  1,243,145
                                                    ------------  ------------

  COST AND EXPENSES:
       Satellite Rental. . . . . . . . . . . . . .       360,000       581,861
       Programming Expenses. . . . . . . . . . . .        24,992        12,162
       Productions Expenses. . . . . . . . . . . .       103,750       111,558
       Depreciation. . . . . . . . . . . . . . . .        80,445        54,692
       Amortization of Leasehold . . . . . . . . .           580         4,590
       Amortization of Senior Channel. . . . . . .       137,936             0
       Rental Expense (Net). . . . . . . . . . . .        64,809        67,714
       Provision for Doubtful Accounts . . . . . .     1,584,595     1,584,595
       Administrative Expenses . . . . . . . . . .       557,367       439,232
       Reserve for Trade Credits . . . . . . . . .             0       125,138
                                                    ------------  ------------
            TOTAL COST AND EXPENSES. . . . . . . .     2,914,474     2,981,542
                                                    ------------  ------------

            NET INCOME (LOSS) FROM OPERATIONS. . .    -2,537,094    -1,738,397
                                                    ------------  ------------

            OTHER INCOME - GAIN ON SALE OF ASSETS.             0       785,257
                                                    ------------  ------------

  OTHER EXPENSES
       Interest Expense (Net). . . . . . . . . . .       231,789       381,654
      Amortization of Debt Issue Cost. . . . . . .             0       250,135
       Loss on Sale of Assets. . . . . . . . . . .        31,798        13,969
                                                    ------------  ------------
            TOTAL OTHER EXPENSES . . . . . . . . .       263,587       645,758
                                                    ------------  ------------

  GAIN (LOSS) BEFORE INCOME TAXES AND
         EXTRAORDINARY ITEM. . . . . . . . . . . .    -2,800,681    -1,598,898

  INCOME TAX BENEFIT (EXPENSE) . . . . . . . . . .       661,824      -661,824
                                                    ------------  ------------

  NET (LOSS) BEFORE EXTRAORDINARY ITEM . . . . . .    -2,138,857    -2,260,722

  EXTRAORDINARY ITEM
       Cost of Conversion of Bridge Loans
         To Common Stock . . . . . . . . . . . . .       -33,650       380,260
                                                    ------------  ------------

  NET (LOSS) . . . . . . . . . . . . . . . . . . .   -$2,172,507   -$2,640,982
                                                    ------------  ------------

  EARNINGS PER SHARE OF COMMON STOCK . . . . . . .        -$0.59        -$0.18

  WEIGHTED AVERAGE SHARES. . . . . . . . . . . . .     3,705,036    14,834,322

                  The Accompanying "Notes to Financial Statements"
                 Are An Integral Part of These Financial Statements

                                        AMERICAN INDEPENDENT NETWORK, INC.
                                 COMPARATIVE ANALYSIS OF STOCKHOLDER'S EQUITY
                             FOR THE TWELVE MONTH ENDED DECEMBER 31, 1998 AND 1997


                                                                                  ADDITIONAL
                                     PREFERRED    STOCK      COMMON      STOCK      PAID-IN       NOTE       RETAINED
                                      SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL    RECEIVABLE    EARNINGS
Balance December 31, 1996 . . . . .    107,546  $ 107,546   14,045,268  $140,453  $ 2,513,734  $         0  -$1,494,741
Preferred A Shares Issued . . . . .    175,154    175,154                             963,347
Issued Cost of Preferred B                                                           -547,999
Preferred Stock Conversions . . . .   -229,273   -229,273      458,546     4,585      224,688
Bridge Loan Conversions                                      1,653,691    16,537      810,051
Sale of Common Stock                                           200,000     2,000       98,000
Sale of Common Stock for
     Note Receivable. . . . . . . .                          1,875,000    18,750      450,000     -468,750
Net Loss for the Year Ended
     December 31, 1997. . . . . . .                                                                          -2,640,982
                                                                                                            -----------
BALANCE DECEMBER 31, 1997 . . . . .     53,427     53,427   18,232,505   182,325    4,511,821     -468,750   -4,135,723

Preferred Stock Conversions . . . .    -11,000    -11,000       22,000       220       10,780
Bridge Loan Conversions                                        208,021     2,080       85,805
Reverse Sale of Common Stock
     for Note Receivable. . . . . .                         -1,875,000   -18,750     -450,000      468,750
Common Issued  for Financing. . . .                          3,400,000    34,000      -34,000
Adjustment to reflect reverse split
     of Common of 1 for 5 . . . . .                        -15,990,005
Affiliate Debt Forgiveness. . . . .                                                   688,726
Net Loss for the Year Ended
     December 31, 1998. . . . . . .                                                                          -2,172,507
Post Split Bridge Loan
     Conversions. . . . . . . . . .                            378,102    18,905      260,618
                                                           -----------  --------  -----------
BALANCE DECEMBER 31, 998. . . . . .     42,427  $  42,427    4,375,623  $218,780  $ 5,073,750  $         0  -$6,308,230
                                     ---------  ---------  -----------  --------  -----------  -----------  -----------

                                The Accompanying "Notes to Financial Statements"
                              Are An Integral Part of These Financial Statements

                       AMERICAN INDEPENDENT NETWORK, INC.
                       COMPARATIVE STATEMENT OF CASH FLOW
              FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                                          1998          1997
CASH FLOWS PROVIDED (USED)
     BY OPERATING ACTIVITIES
     Net Gain (Loss) . . . . . . . . . . . . . . . .   -$2,172,507   -$2,640,982
     Adjustment to reconcile net income to net
         cash from operating activities:
     Amortization of Leasehold . . . . . . . . . . .           580         4,570
     Depreciation. . . . . . . . . . . . . . . . . .        80,445        54,712
     Amortization of Senior Channel. . . . . . . . .       137,936             0
     Sale of Assets with Note Receivable . . . . . .     1,584,595     1,584,595
     Provision for Doubtful Accounts . . . . . . . .             0      -785,257
     Reserve for Trade Credits . . . . . . . . . . .             0       125,138
     Non Cash Operating Expenses . . . . . . . . . .             0         3,991
     Accounts Receivable . . . . . . . . . . . . . .          -538         8,480
     Non Cash Revenues . . . . . . . . . . . . . . .             0      -120,000
     Cost of Loan Conversion to Common Stock . . . .        33,650       380,260
     Trade Credits Receivable. . . . . . . . . . . .        30,000        45,000
     Deferred Tax Benefit. . . . . . . . . . . . . .      -661,824             0
     Deferred Tax Credit . . . . . . . . . . . . . .             0       661,824
     Investment in Stocks. . . . . . . . . . . . . .       196,455             0
     Accounts Payable. . . . . . . . . . . . . . . .       205,152      -106,932
     Accrued Interest. . . . . . . . . . . . . . . .       159,449        -1,964
     Conversion of Interest Payable to Common Stock.             0       165,612
     Advances from Affiliates. . . . . . . . . . . .        21,436         4,561
     Customer Deposits . . . . . . . . . . . . . . .             0       -20,000
     Investment in Senior Channel. . . . . . . . . .             0      -689,680
                                                      ------------  ------------
TOTAL CASH USED BY OPERATING ACTIVITIES. . . . . . .      -385,171    -1,326,072
                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Equipment . . . . . . . . . . . .       -19,247       -99,915
     Investment in Film Library. . . . . . . . . . .        -5,222        -7,523
                                                      ------------  ------------
TOTAL CASH FLOW FROM INVESTING ACTIVITIES. . . . . .       -24,469      -107,438
                                                      ------------  ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Note Payable (Decrese) Increase . . . . . . . .      -196,651       819,580
     Long Term Lease (Decrease). . . . . . . . . . .      -107,404      -101,650
     Preferred Stock Increase. . . . . . . . . . . .             0       175,154
     Common Stock Increase . . . . . . . . . . . . .             0         2,000
     Debt Forgiviness by Affiliate . . . . . . . . .       688,734             0
     Additional Paid-In Capital Increase . . . . . .             0       513,348
                                                      ------------  ------------
TOTAL CASH PROVIDED BY FINANCING ACTIVITIES. . . . .       384,679     1,408,432
                                                      ------------  ------------

Net Cash Increase (Decrease) . . . . . . . . . . . .       -24,961       -25,078

Cash, Beginning of Period. . . . . . . . . . . . . .        34,768        59,846

CASH AT END OF YEAR. . . . . . . . . . . . . . . . .  $      9,807  $     34,768
                                                      ------------  ------------

                  The Accompanying "Notes to Financial Statements"
                 Are An Integral Part of These Financial Statements

                       AMERICAN INDEPENDENT NETWORK, INC.
                    NOTES TO COMPARATIVE FINANCIAL STATEMENTS
                         DECEMBER  31,  1998  AND  1997


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

CASH AND CASH EQUIVALENTS - Consist of cash balances. Cash and cash equivalents consist of highly liquid investments with an original maturity date of ninety days or less. The company does not have any cash equivalents.

TRADE CREDITS RECEIVABLES - The company owns trade credits in the amount of $387,128 at December 31,1998 and $417,128 at December 31, 1997. As defined by the International Reciprocal Trade Association, a trade dollar is a unit of account that denotes the right to receive (receivable) or the obligation to pay (a payable), one US dollar worth of goods and services within a barter system or network. While all of the trade credits may be used by the company at any time, the company has shown a pattern of using $25,000 to $30,000 worth of the credits in each of the past two years. Therefore the company's trade credits are being classified as current $30,000 and other assets of $231,990 at December 31, 1998. The trade credits were obtained in 1994 in exchange for an investment in common stock and was valued at the fair value of the investment in common stock. The company uses the credits primarily for travel expense. The company, has also exchanged trade credits for computer equipment and legal services. Management does not consider impairment under FAS 121 is appropriate as management intends to fully utilize the credits and the credits do not have an expiration date. Due to the slow rate of usage, the company has established a valuation account of $125,138. The trade group, the company is a member of, currently has over twenty four hundred participants.

ACCOUNTS RECEIVABLE - Allowance for doubtful accounts. The company has accounts receivable at December 31, 1998 of $2,788 owed by regular customers. Management deems this amount to be fully collectible. No allowances for doubtful accounts is necessary. At December 31, 1997 the total accounts receivable was $2,250.

PLANT, PROPERTY AND EQUIPMENT - Plant, property and equipment is recorded at cost.

DEPRECIATION AND AMORTIZATION - The cost of plant, property and equipment is depreciated over the estimated useful life of the assets ranging from equipment at 5 years to leasehold improvements at 20 years. Book depreciation and income tax depreciation are on a straight line basis. For income tax information see
Note  3.

INCOME TAXES - The company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Income tax accounting information is disclosed in Note 3 to the comparative financial statements.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

OTHER  ASSETS  -  Consist  of  the  following:

1998                          1997
----                          ----
     Investment  in  Stocks                                                   $0
$196,455
     Film  Library
12,745                           7,523
     Investment  in  Senior  Channel                                551,744
                                                                   --------
 689,680
--------
          Total  Other  Assets                                         $564,489
$893,658

OTHER COMPREHENSIVE INCOME - The company does not have any other comprehensive income. Other comprehensive income and net income (loss) are the same.

NOTE  2  -  NOTES  PAYABLE

Notes  Payable  at  December  31,  1998  consist  of  the  following  notes:

                                       DUE                            ACCRUED
       CREDITOR                        DATE    INTEREST   PRINCIPAL   INTEREST
Shelley Media Marketing*              9/30/98        10%  $   85,279  $   5,100
Cleveland  Broadcasting*              9/30/98        10%       1,632      1,000
Pacific Acquisition Group            12/31/98        11%     250,500     25,050
Bridge Loans                         10/31/97        15%   1,266,118    242,534
                                                          ----------  ---------
          Total                                           $1,603,529  $ 273,684
                                                          ----------  ---------

Advances from Other
     Affiliated Companies            Demand          10%      31,038      5,295
                                                          ----------  ---------
          Total                                           $1,634,567  $ 278,979
                                                          ----------  ---------

*Affiliated Companies

Notes  Payable  at  December  31,  1997  consist  of  the  following  notes:

                                       DUE                            ACCRUED
         CREDITOR                      DATE    INTEREST   PRINCIPAL   INTEREST
Shelley Media Marketing*              9/30/98        10%  $   51,100  $       -
Cleveland Broadcasting*               9/30/98        10%      26,089          -
ATN Network, Inc.*                    9/30/98        10%     284,241          -
Pacific Acquisition Group            12/31/98        11%     250,500          -
Bridge Loans                         10/31/97        15%   1,522,000    119,530
                                                          ----------  ---------
           Total                                           2,133,930    119,530

Advances from Other
     Affiliated Companies            Demand          10%       9,602      2,295
                                                          ----------  ---------
           Total                                          $2,143,532  $ 121,825
                                                          ----------  ---------

*Affiliated  Companies

NOTE  3  -  INCOME  TAXES

DEFERRED  INCOME  TAX  LIABILITY  CONSIST  OF  THE  FOLLOWING  COMPONENTS:

Provision for Income Taxes:          1998          1997
Current                           $        -   $         -
Deferred Liability                 1,137,548    (1,137,548)
Less Tax Asset - Carryover          (475,724)      475,724
                                  -----------  ------------
Total Provision for Income Taxes  $  661,824   $  (661,824)
                                  -----------  ------------

Installment  sale  in  1997  which  created  deferred
tax  liability  of  $1,137,548  and  a  current  1997
tax expense of $661,824 has been canceled reducing the tax liability to $0.

The tax effects of temporary differences that give rise to deferred income by Assets and liabilities at December 31, are as following:

DEFERRED INCOME TAX ASSETS                                   1998        1997
Net operating loss                                       $  698,290  $  683,201
Valuation account                                           698,290    (207,477)
                                                         ----------  -----------
                                                         $        -  $  475,724
                                                         ----------  -----------

DEFERRED INCOME TAX LIABILITIES
Installment sale method on Notes Payable                             $1,137,548
Valuation allowance                                                    (475,724)
                                                                     -----------
Net deferred tax asset liability                                     $ (661,827)

The company has net operating losses (NOLs) at December 31, 1998 of approximately $4,730,842.
These NOLs expire as follows:

                                                   2010  $   70,912
                                                   2011   1,191,269
                                                   2012     635,367
                                                   2018   2,833,294
                                                         ----------
                                                         $4,730,842
                                                         ----------

The company has capital loss carryover of $46,036
Capital loss carryover will expire as follows:

                                                   2002  $   14,238
                                                   2003      31,798
                                                         ----------
                                                         $   46,036
                                                         ----------

Realization of deferred tax assets associated with the NOLs and net capital loss carryovers is dependent on generating sufficient taxable income prior to their expiration. Due to the uncertainty of the company's ability to generate such income with the possibility that these carryovers may expire unused, management has established a valuation account against them.

NOTE  4  -  SUPPLEMENTAL  CASH  FLOW  INFORMATION

                   1998      1997
CASH USED FOR:
Interest          $63,441  $127,861
Taxes             $     -  $      -

NOTE  5  -  DISCLOSURE  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of Each class of financial instrument where it is practicable to estimate that value:

NOTE RECEIVABLE - The carrying amount approximates fair value because each is valued at estimated discounted future cash flows.

LONG TERM INVESTMENTS - The fair value of these investments are estimated based on quoted market prices for those and similar investments.

NOTES PAYABLE - The carrying value approximates fair value because of the short Maturity date of these investments.

The estimated Fair Values of the company's Financial Instruments are as follows:

                                   1998                   1997
                           CARRYING      FAIR      CARRYING      FAIR
                            AMOUNT      VALUE       AMOUNT      VALUE
Notes Receivable          $        -  $        -  $1,584,595  $1,584,595
Long Term Investments              -           -     196,455     390,910
Accounts Payable             382,555     382,555     177,404     177,404
Equipment Lease Payments     284,383     255,945     391,787     354,219
Notes Payable             $1,603,529  $1,603,529  $2,133,930  $2,133,930

NOTE  6  -  LEASE  OBLIGATIONS  AND  LONG  TERM  DEBT  DISCLOSURE

The  company  is  obligated  on  three  leases.  The  leases  are  as  follows:

BUILDING - The company utilizes the spaces as both corporate offices and studios. The lease is $5,400 per month and expired May 31, 1998.The lease was renewed for 36 months at $6,368 per month and expires Febuary 2002.

EQUIPMENT - The company has entered a master equipment lease (digital compression equipment) for a period of thirty-six months ending December 31, 1999. The lease has a fairmarket value purchase option at the end of the lease. Total lease obligation is $390,996 and the lease has been treated as a capital lease. In May 1997, the company entered into a lease for additional digital equipment for a period of 36 month with payments of $4,302 per month. The lease period is from June 1, 1997 to May 1, 2000. The lease has been capitalized.

SATELLITE  -  The  company  leased  satellite transponder space under an initial
Operating lease. The lease is for three years ending July 31, 1999 with a total lease obligation of $2,250,000. The company has modified its lease reducing its satellite band width from 24 MHz to 8 MHz which reduces its future lease cost from $1,187,500 to $619,848 under the ease modification. The company pays the new lease balance at the rate of $30,000 per month during the period January 1, 1998 through July 1, 1999 when the lease terminates.

Details  of  lease  obligations  are  as  follows:

      CAPITALIZED   CAPITALIZED    OPERATING
       EQUIPMENT     EQUIPMENT    TRANSPONDER   BUILDING
        LEASE #1      LEASE #2       LEASE        LEASE
1999  $    123,756  $     51,624  $    210,000  $  76,200
2000        87,493        21,510                   76,200
2001                                               31,750

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

AIN exchanged the following assets of the company for the $5,000,000 promissory note.

Note Receivable (Present Value)           $ 3,637,940
Common Stock 1,875,000 shares @ $.25          468,750
                                          ------------
                                          $ 3,169,190
                                          ------------

BOOK VALUE OF ASSETS SOLD
Prepaid Television Inventory              $ 1,426,933
Other Long Term Assets (Trade Due Bills)      837,000
Accounts Receivable (Inet, Inc.)              120,000
                                          ------------
Total Asset Book Value                      2,383,933
                                          ------------
Gain on Sale                              $   785,257
                                          ------------

AIN canceled this transaction in September 1998 for non-payment by Media Fund ,Inc. and the following accounts were affected by the cancellation:

Note Receivable, Net of Reserves          $(2,053,345)
Deferred Tax Liability                      1,137,548
Deferred Tax  Benefit                         447,047
Common Stock                                   18,750
Paid in Capital                               450,000

NOTE  8  -  RELATED  PARTIES

The company has engaged in transactions with certain other enterprises that are Affiliated companies. These companies are controlled by the management and Principals stockholders of American Independent Network Inc.. The controlled companies transactions are as follows:

                                  1998                  1997
                                  FUNDS                 FUNDS
                          BORROWED    REPAID   BORROWED       REPAID
Cleveland Broadcasting               $ 24,457             $       12,185
San Antonio               $  10,000    11,064                      2,200
  Broadcasting (3)
TV Channel 22  (3)           22,500         -     12,310           5,500
LYN Broadcasting                  -         -                (1)   4,500
ATN Network                       -   255,812  $ 579,250   (2)  $320,376
Shelley Media Marketing   $ 707,896  $673,717

(1)  Repaid  with  common  stock  issued  at  $3.25  per  share
(2)  Repaid  $100,000  with  common  stock  at  $0.10  per  share
(3)  Other  affiliated  companies

NOTE  -  9  PREFERRED  STOCK

Preferred stockholder's may convert one share of preferred stock into two shares Of common stock. Preferred stockholder's also receive nine percent interest per annum in lieu of dividends. Summary of preferred stock transactions are as follows:

Number of Preferred B Shares sold in 1996 per Comparative
Analysis of Stockholder's Equity                                 107,546
Number of Preferred B Shares sold in 1997 per Comparative
Analysis of Stockholder's Equity                                 175,154
                                                                ---------
     Total number of Preferred B Shares Sold                     282,700

Number of Preferred B Shares converted to common stock in 1997 at the rate of two common for each Preferred B,
which would equal 480,546 shares of common stock.               (229,273)
                                                                ---------
Number of Preferred B Shares outstanding at December 31, 1997     53,427

Number of Preferred B Shares converted to common stock in 1998 at the rate of two common for each Preferred B, which would
equal 22,000 shares of common stock                              (11,000)
                                                                ---------
Number of Preferred B Shares outstanding at December 31, 1998     43,427
                                                                ---------

NOTE  10  -  SENIOR  CHANNEL

The company acquired the Copyright to the Senior Channel in exchange for accounts receivable in the amount of $689,680 due to the company from the owners of the Senior Channel Copyright. The Senior Channel has twenty-four hour programming per day. There was no gain or loss recognized when accounts receivable for the Senior Channel was converted into Investment in Senior Channel. The company's projections indicate that the cost will be recovered in four to to five years. The company continues to evaluate this asset quarterly and will amortize the cost over five years and at December 31, 1998 had amortized $137,936 of the cost.

NOTE  11  -  INVESTMENT  IN  COMMON  STOCK

The company owned 368,100 shares of Quick Tent, Inc. (NASD Small Cap QTNT) at December 31, 1997. The company sold Quick Tent, Inc. stock in 1998 resulting in a loss of $31,748. This investment is included in Other Investments at December 31, 1997.

NOTE  12  -  FILM  LIBRARY

The film library consist of approximately 2,000 films and television produced Tapes at a cost of $12,745.

NOTE  13  -  BRIDGE  LOAN

In 1997 Bridge Loan holders had the right to convert their loan to common stock at $3.25 per share, $431,118 of loans were converted into 132,652 shares in that year. To equate the the difference between market price of $0.25 per share and the conversion price of $3.25 an additional 1,521,039 common shares were issued in 1997. In 1998 $333,750 of bridge loans was converted to 450,731 shares of common stock at an as average price of $0.74 per share. An additional 134,602 shares were issued to equalized with the market.

NOTE  14  - RECONCILIATION OF CHANGES IN NOTES PAYABLE TO CASH FLOW GENERATED BY
            INCREASE  IN  NOTES  PAYABLE

Notes Payable 1998                        $1,603,529
Notes Payable 1997                         2,133,930
                                          -----------
Net Change                                  (530,401)

Notes Paid by Conversion to Common Stock     333,750
                                          -----------
Net Cash Used by Notes Payable            $ (196,651)
                                          -----------

NOTE  15  -  CAPITAL  STOCK

During 1998, the company declared a 1 for 5 reverse split in its common stock. At the time of the reverse split in November 1998, there were 19,987,526 shares outstanding. After adjusting the outstanding shares for the 1 for 5 reverse split, there were 3,997,521 shares outstanding.

NOTE  16  -  STOCK  ISSUED  FOR  FINANCING

The company issued 3,400,000 shares of common stock for no consideration for which the company was to receive financing. As financing has not materialized, the company is in the process of retrieving the stock. After the split the stock amount is 680,000 shares.

NOTE  17  -  DEBT  FORGIVENESS  BY  AFFILIATE

An affiliated company has forgiven its debt from American Independent Network in the amount of $688,734. Pursuant to Accounting Principal Board Opinion Number 26, this has been treated as a contribution to capital. There are no tax effects as the company has no tax asset or liability.

NOTE  18  -  LEGAL  MATTERS

The company has had several judgments rendered against it. One judgement has Resulted in a receivership in 1999. Judgments in place at December 31, 1998 are as follows:

      JUDGEMENT ENTERED FOR                     AMOUNT
Witner, Poltrck & Giampietro                   $    11,921
Hall, Estill, Hardwick & Gable                      29,862
New Image Video                                     90,000
Tarrant County Appraisal District                   18,000
Ira Weingarten/Equity Communications                60,000
Showplace Video                                     56,000  Converted to receivership in 1999
Bowne of Los Angeles, Inc.                          34,056
WorldCom Inc.                                       76,000
Knapp Petersen and Clarke                        __________  In arbitration
                                               $   375,839

These  amounts  are  included  in  accounts  payable.

NOTE  19  -  GOING  CONCERN

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

Management is seeking and believes it will succeed in attracting new debt and equity capital. Management believes that it will obtain sufficient capital to be able to fund an agreement with its creditors and revitalize its sales efforts which it is believed will internally generate sufficient funds for continued operations.

The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.