Form 10QSB
period 1999-03-31
AMERICAN INDEPENDENT NETWORK INC
filed 1999-07-29
CIK 1000876

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

For  the  quarterly  period  ended  March  31,  1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For  the  transition  period  from  _________  to  _________

                        Commission file number: 000-23105

                       AMERICAN INDEPENDENT NETWORK, INC.
              (Exact name of small business issuer in its charter)


                 Delaware                               75-2504551
         (State or Jurisdiction of                    I.R.S. Employer
       Incorporation or Organization)               Identification No.)

                         6125 Airport Freeway, Suite 200
                           Haltom City, Texas   76117
                                 (817) 222-1234
          (Address and telephone number of principal executive offices)


     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]  No   [X}

     State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date. As of July 14, 1999, there were approximately 13,318,093 shares of the Company=s Common Stock issued and outstanding.

     Transitional  Small Business Disclosure Format: Yes [ ]              No [X]

ITEM  1.     FINANCIAL  STATEMENTS.

     The  following  financial statements are filed as part of this Registration
Statement:

     Financial  Statements:
     ---------------------

     Comparative  Balance  Sheet  (Unaudited)  at  March  31,  1999  and
     March  31,  1998

     Comparative Statement of Operations (Unaudited) for the Three Months ended March 31, 1999 and 1998

     Comparative  Analysis  of  Stockholders=  Equity  (Unaudited)  for
     the  Three  Months  ended  March  31,  1999  and  1998

     Comparative Statement of Cash Flows (Unaudited) for the Three Months ended March 31, 1999 and 1998

     Notes  to  Comparative  Financial  Statements  (Unaudited)

                       AMERICAN INDEPENDENT NETWORK, INC.
                      Comparative Balance Sheet (Unaudited)
                                    March 31,


                     ASSETS
                                           1999         1998
                                       ------------  -----------
CURRENT ASSETS
 Cash and cash equivalents. . . . . .  $       595   $   94,368
 Accounts receivable. . . . . . . . .        5,088        2,250
 Trade credits receivable . . . . . .       30,000       30,000
 Note receivable, net of
   doubtful account of $700,000 . . .            0      700,000
                                       ------------  -----------
   TOTAL CURRENT ASSETS . . . . . . .       35,683      826,618
                                       ------------  -----------

PLANT, PROPERTY AND EQUIPMENT
 Leasehold improvements . . . . . . .       22,851       22,851
 Equipment and furnishings. . . . . .      130,642      128,842
 Digital compression equipment. . . .      845,452      834,769
                                       ------------  -----------
                                           998,946      986,462
 Accumulated depreciation . . . . . .     (213,008)    (126,802)
                                       ------------  -----------
  TOTAL PLANT, PROPERTY AND EQUIPMENT      785,937      859,660
                                       ------------  -----------

OTHER ASSETS
Deferred tax benefits . . . . . . . .            0      207,477
Trade credits receivable, net of
  allowance of $125,138 . . . . . . .      221,990      261,990
Other investments . . . . . . . . . .      530,005      884,595
                                       ------------  -----------
 TOTAL OTHER ASSETS . . . . . . . . .      751,995    2,251,650
                                       ------------  -----------
   TOTAL ASSETS . . . . . . . . . . .  $ 1,573,615   $3,937,928
                                       ------------  -----------

              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
                     Comparative Balance Sheet  (Unaudited)
                                    March 31,


                                                  1999          1998
                                              ------------  ------------
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable. . . . . . . . . . . . . .  $   486,917   $   154,997
 Notes payable . . . . . . . . . . . . . . .    1,564,979     2,330,188
 Accrued interest - notes. . . . . . . . . .      338,979       177,317
 Advances from affiliates. . . . . . . . . .       31,038        28,402
 Interest due preferred shareholders . . . .       37,440        37,440
 Equipment lease payments. . . . . . . . . .      175,380       175,380
                                              ------------  ------------
   TOTAL CURRENT LIABILITIES . . . . . . . .    2,634,733     2,903,724
                                              ------------  ------------

LONG TERM DEBT
 Deferred income tax . . . . . . . . . . . .            0     1,137,548
 Equip lease payments. . . . . . . . . . . .      109,003       184,973
                                              ------------  ------------
   TOTAL LONG TERM DEBT. . . . . . . . . . .      109,003     1,322,521
                                              ------------  ------------
   TOTAL LIABILITIES . . . . . . . . . . . .    2,743,736     4,226,245
                                              ------------  ------------

STOCKHOLDERS' EQUITY
 Preferred Stock - 1,000,000 shares $1 Par
 Authorized - 1998 48,813 shares issued,
  1999  42,427 shares issued . . . . . . . .       42,427        48,813
 Common Stock - 20,000,000 authorized
  1998 issued 16,479,587 @ $.01 par. . . . .                    164,796
  1999 issued 4,853,595 @ $.05 par . . . . .      261,529
 Additional Paid in Capital. . . . . . . . .    5,120,625     4,223,351
 Retained Earnings (Deficit) . . . . . . . .   (6,594,702)   (4,725,277)
                                              ------------  ------------
   TOTAL STOCKHOLDERS' EQUITY. . . . . . . .   (1,170,121)     (288,317)
                                              ------------  ------------
  TOTAL LIABILITIES AND STOCKHOLDERS EQUITY.  $ 1,573,615   $ 3,939,928
                                              ------------  ------------

              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
                 Comparative Statement of Operations (Unaudited)
                      For the Three Months Ended March 31,

                                                        1999         1998
                                                    -----------  ------------

REVENUES
  Income  from  network  operations                 $   33,464   $    53,463
                                                    -----------  ------------

COST  AND  EXPENSES:
  Satellite  rental                                     90,000        90,000
  Programming  expenses                                    542           844
  Production  expenses                                  22,456        24,429
  Depreciation                                          19,500        14,520
  Amortization  of  leasehold                              500           300
  Amortization  of  Senior  Channel                     34,484             0
  Rental  Expense  (Net)                                17,168        16,200
  Administrative  expenses                              47,340       126,125
                                                    -----------  ------------
   TOTAL  COST  AND  EXPENSES                          231,990       272,418
                                                    -----------  ------------

NET  (LOSS)  FROM  OPERATIONS                         (198,526)     (218,955)
                                                    -----------  ------------
OTHER  EXPENSES:
  Interest  expense  (net)                              64,275        84,966
  Gain  on  disposal  of  assets                       (15,953)            0
                                                    -----------  ------------
   Total  Other  Expense                                48,322        84,966
                                                    -----------  ------------

(LOSS)  BEFORE  INCOME  TAXES  AND
 EXTRAORDINARY  ITEM                                  (246,848)     (303,921)
INCOME  TAX  BENEFIT  (EXPENSE)                              0             0
                                                    -----------  ------------

NET  (LOSS)BEFORE  EXTRAORDINARY  ITEM                (246,848)     (303,921)

EXTRAORDINARY  ITEM
 Cost  of  Conversion  of  Bridge  Loans
   To  Common  Stock                                    39,624        17,386
                                                    -----------  ------------

NET  (LOSS)                                         $ (286,472)  $  (321,307)
                                                    -----------  ------------

EARNINGS  PER  SHARE  OF  COMMON  STOCK             $    (0.06)  $     (0.02)

WEIGHTED  AVERAGE  SHARES                            4,771,860    16,383,773

              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
            Comparative Analysis of Stockholders' Equity (Unaudited)
                    For The Three Months Ended March 31, 1999


                                                                                Additional
                                  Preferred Stock           Common Stock          Paid-in       Note        Retained
                               ---------------------  ------------------------
                                 Shares     Amount        Shares       Amount     Capital    Receivable     Earnings
                               ---------  ----------  -------------  ---------  -----------  ----------  -------------
BALANCE DECEMBER 31, 1996       107,546   $ 107,546     14,045,268   $140,453   $2,513,734   $       0   $ (1,494,741)

Preferred B Shares Issued       175,154     175,154                                963,347
Issue  cost  of  Preferred  B                                                     (547,999)

Conversion  of  Preferred  B
   Shares to Common            (229,273)   (229,273)       458,546      4,585      224,688

Common  Issued  to  Bridge
 Loan Investors                                          1,521,039     15,210      380,260

Conversion of Bridge Loans                                 132,652      1,327      429,791

Sale of Common Stock                                       200,000      2,000       98,000

Sale of Common Stock for
  a Note Receivable                                      1,875,000     18,750      450,000    (468,750)

Net Loss for the Year Ended
  December 31, 1997                                                                                        (2,640,982)
                               ---------  ----------  -------------  ---------  -----------  ----------  -------------
BALANCE DECEMBER 31, 1997        53,427   $  53,427     18,232,715   $182,325   $4,511,821    (468,750)   ($4,135,723)

Preferred Stock Conversions     (11,000)    (11,000)        22,000        220       10,780
Conversion of Bridge Loans                                  72,610        726      233,024
Reverse Sale of Common Stock
  for Note Receivable                                   (1,875,000)   (18,750)    (450,000)    468,750
Common Issued for Financing                              3,400,000     34,000      (34,000)
Adjustment to Reflect Reverse
  Split of Common of 1 for 5                           (15,990,005)
Affiliate Debt Forgiveness                                                         688,726
Net Loss for the Year Ended
  December 31, 1998                                                                                        (2,172,507)
Post Split Bridge Loan
  Conversions                                              378,102     18,905      260,618
                               ---------  ----------  -------------  ---------  -----------  ----------  -------------
BALANCE DECEMBER 31, 1998        42,427   $  42,427      4,375,623   $218,780   $5,073,750   $     -0-    ($6,308,230)


Conversion of Bridge Loans                                  62,500      3,125       46,875

Common Stock Issued Upon
     Conversion of Bridge
Loans and Preferred
Stock to equalize
prior conversions                                          415,472     39,624



Loss for Three Months Ended
  March 31, 1999                                          (286,472)
                                                        -----------
BALANCE MARCH 31, 1999           42,427   $  42,427      4,853,595   $261,529   $5,120,625   $     -0-    ($6,594,702)

              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
                 Comparative Statement of Cash Flow  (Unaudited)
                      For The Three Months Ended March 31,

                                                        1999         1998
                                                    ------------  ----------
CASH  FLOWS  PROVIDED  (USED)
 BY  OPERATING  ACTIVITIES:
  Net  (Loss)                                       $  (286,472)  $(321,307)
  Adjustment  to reconcile net income to net
  cash  from  operating  activities:
   Cost  of  loan  conversion  to  common  stock         39,624      17,386
   Depreciation                                          19,500      14,520
   Amortization  of  leasehold                              500         300
   Trade  credits  receivable                            10,000           0
   Amortization  of  Senior  Channel                     34,484           0
   Accounts  receivable                                  (2,300)          0
   Accounts  payable                                    104,362     (22,407)
   Accrued  interest                                     60,000      57,787
   Advances  from  affiliates                                 0      18,800)
                                                    ------------  ----------
TOTAL  CASH  USED  BY  OPERATING  ACTIVITIES            (20,302)   (234,921)
                                                    ------------  ----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Investment  in  equipment                                (360)     (7,124)
  Investment  in  film  library                               0      (3,929)
                                                    ------------  ----------
TOTAL  CASH  FLOW  FROM  INVESTING  ACTIVITIES             (360)    (11,053)
                                                    ------------  ----------

CASH  FLOWS  PROVIDED  BY  FINANCING  ACTIVITIES:
 Notes  payable  increase                                11,450     196,258
 Long  term  lease  decrease                                  0     (31,434)
 Common  stock  increase                                      0         433
 Additional  paid-in  capital  increase                       0     140,317
                                                    ------------  ----------
TOTAL  CASH  PROVIDED  BY  FINANCING  ACTIVITIES         11,450     305,574
                                                    ------------  ----------


Net  Cash  Increase                                      (9,212)     59,600

Cash,  beginning  of  Period                              9,807      34,768
                                                    ------------  ----------

CASH  AT  END  OF  PERIOD                           $       595   $  94,368
                                                    ------------  ----------

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

TRADE CREDITS RECEIVABLES - The Company owns trade credits in the amount of $377,068 at March 31, 1999 and $417,128 at March 31, 1998. As defined by the International Reciprocal Trade Association, a trade dollar is a unit of account that denotes the right to receive (receivable) or the obligation to pay (a payable), one US dollar worth of goods and services within a barter system or network. While all of the trade credits may be used by the company at any time, the Company has shown a pattern of using $25,000 to $30,000 worth of the credits in each of the past two years. Therefore the Company's trade credits are being classified as current $30,000 and other assets of $221,990 at March 31, 1999. The Trade Credits were obtained in 1994 in exchange for an Investment in Common Stock and was valued at the fair value of the asset investment in common stock. The Company uses the credits primarily for travel expense. The Company, also exchanged Trade Credits for computer equipment and Fine Art. Management does not consider impairment under FAS 121 is appropriate as management intends to fully utilize the credits and the credits do not have an expiration date. Due to the slow rate of usage the Company has established a valuation account of $125,138. The trade group, the Company is a member of, currently has over twenty four hundred participants.

ACCOUNTS RECEIVABLE - Allowance for doubtful accounts. The company has accounts receivable at March 31, 1999 of $5,088 owed by regular customers. Management deems this amount to be fully collectible. No allowances for doubtful accounts is necessary. At March 31, 1998 the total was $2,250.

PLANT,  PROPERTY  AND  EQUIPMENT  is  recorded  at  cost.

DEPRECIATION - The cost of plant, property and equipment is depreciated over the estimated useful life of the assets ranging from equipment at 5 years to leasehold improvements at 20 years. Depreciation is on a straight line basis. Depreciation and amortization was $20,250 for the three months ended March 31, 1999 and $14,520 for the three months ended March 31, 1999.

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

OTHER  INVESTMENTS  -  Consist  of  the  following:

                                                     1999        1998
                                                   --------    --------
   Investment  in  stocks                          $      0    $196,455
   Film  Library                                     12,745      11,453
   Investment  in  Senior  Channel                  517,260     689,680
                                                   --------    --------
      Total  Other  Investments                    $530,005    $897,588
                                                   --------    --------


NOTE  2  -  NOTES  PAYABLE

Notes  Payable  at  March  31,  1999  consist  of  the  following  notes;
                          Due                            Accrued
      Creditor            Date    Interest   Principal   Interest
   -----------          --------  --------  ----------  ---------
 Shelley  Media
  Marketing*             9/30/98      10%       97,229      5,100
 Cleveland
  Broadcasting  Co.*     9/30/98      10%        1,132      1,000
 Pacific Acquisition
  Group,  Inc.          12/31/98      11%      250,500     25,050
 Bridge  Loan           10/31/97      15%    1,216,118    302,534
                                            ----------  ---------
      Total                                 $1,564,979  $ 333,684

 Advances  from  Other
 Affiliated  Companies   Demand       10%       31,038      5,295
                                            ----------  ---------
      Total                                 $1,596,017  $ 338,979
                                            ----------  ---------

 *  Affiliated  Companies

Notes  Payable  at  March  31,  1998  consist  of  the  following  notes;
                          Due                            Accrued
      Creditor            Date    Interest   Principal   Interest
   -----------          --------  --------  ----------  ---------
 Shelley  Media
  Marketing*             9/30/98      10%   $   50,650   $  1,266
 Cleveland
  Broadcasting  Co.*     9/30/98      10%       17,933        500
 ATN  Network,  Inc.*    9/30/98      10%      599,914     11,051
 Pacific
  Acquisition  Group    12/31/98      11%      250,500      6,262
 Bridge  Loan           10/31/98      15%    1,411,191    155,443
                                            ----------  ---------
      Total                                  2,330,188    174,522

 Advances  from  Other
 Affiliated  Companies   Demand       10%       28,402      2,795
                                            ----------  ---------
      Total                                 $2,358,590  $ 177,317
                                            ----------  ---------

 *  Affiliated  Companies

NOTE  3  -  INCOME  TAXES

Deferred  income  tax  liability  consist  of  the  following  components:

                                                          1999         1998
                                                       ---------    ----------
Provision  for  Income  Taxes:
  Current                                                     0             0
  Deferred  Liability                                         0     1,137,548
 Less  Provision  for  Income  Taxes                          0      (475,724)
                                                       ---------    ----------
  Total  Provision  for  Income  Taxes                        0       661,824
                                                       ---------    ----------

The tax effects of temporary differences which give rise to deferred income by assets and liabilities consist of the following:

Deferred  income  tax  assets:
  Net  operating  loss                                        0       683,201
  Valuation  allowance                                        0      (207,477)
                                                       ---------    ----------
                                                                      475,724
                                                       ---------    ----------
Deferred  income  tax  liabilities
  Installment  sale  method  on  Notes  Payable               0     1,137,548
  Valuation  allowance                                       (0)     (475,724)
                                                       ---------    ----------
  Net  deferred  tax  asset  liability                        0       661,827
                                                       ---------    ----------


The Company has net operating losses (NOLs) at December 31, 1998 of approximately $4,730,842.
These  NOLs  expire  as  follows:

                                            2010   $   70,912
                                            2011    1,191,269
                                            2012      635,367
                                            2018    2,833,294
                                                   ----------
                                                   $4,730,842
                                                   ----------

The  Company  has  capital  loss  carryover  of  $46,036
which  will  expire  as  follows:

                                            2002   $   14,238
                                            2003       31,798
                                                   ----------
                                                   $   46,036
                                                   ----------

Realization of deferred tax assets associated with the NOLs and net capital loss carryover is dependent on generating sufficient taxable income prior to their expiration. Due to the uncertainty of the Company=s ability to generate such income with the possibility that these carryovers may expire unused, management has established a valuation account against them.

NOTE  4  -  SUPPLEMENTAL  CASH  FLOW  INFORMATION
                                                    1999     1998
                                                  -------  -------
     Cash  used  for:
      Interest                                    $ 4,275  $17,520
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

Long Term Investments - The fair value of these investments are estimated based on quoted market prices for those and similar investments.

Notes Payable - The carrying value approximates fair value because of the short maturity date of these investments.

The estimated Fair Values of the Company's Financial Instruments are as follows:

                                      1999                    1998
                             ----------------------  ----------------------
                              Carrying      Fair       Carrying     Fair
                               Amount      Value        Amount    Value
                             ----------  ----------  ----------  ----------
 Note  Receivable            $        0  $        0  $1,584,595  $1,584,595
 Long  Term  Investments     $        0  $        0  $  196,455  $  196,455
 Accounts  Payable           $  486,917  $  486,917  $  154,997  $  154,997
 Equipment  Lease  Payments  $  284,383  $  255,945  $  360,353  $  331,125
 Notes  Payable              $1,564,979  $1,564,979  $2,330,188  $2,330,188


NOTE  6  -  LEASE  OBLIGATIONS  AND  LONG  TERM  DEBT  DISCLOSURE

The  Company  is  obligated  on  three  leases.  The  leases  are  as  follows:

     Building - The Company utilizes the spaces as both corporate offices and studios. The lease is $6,350 per month and expired February 28, 2002.

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

  Satellite - The Company leased satellite transponder space under an initial operating lease. The lease is for three years ending July 31, 1999 with a total lease obligation of $2,250,000. The Company has modified its lease reducing its satellite band width from 24 MHZ to 8 MHZ which reduces its future lease cost from $1,187,500 to $619,848 under the lease modification. The Company pays the new lease balance at the rate of $30,000 per month during the period January 1, 1998 through July 31, 1999 when the lease terminates.
Details  of  lease  obligations  are  as  follows:

                   Capitalized  Capitalized   Operating
                    Equipment    Equipment   Transponder  Building
                    Lease  #1    Lease #2       Lease      Lease
                   -----------  -----------  -----------  --------

     1999          $    92,817  $    38,718  $   210,000  $ 57,150


     2000          $    87,493  $    21,510                 76,200


     2001                                                   76,200


     2002                                                   19,050


NOTE  7  -  RELATED  PARTIES

The Company has engaged in transactions with certain other enterprises that are affiliated companies. These companies are controlled by the management and principal stockholders of American Independent Network. The controlled companies transactions are as follows:

                                       1999               1998
                                       Funds              Funds
                             ----------------------------------------
                               Borrowed     Repaid   Borrowed   Repaid
                              ---------    -------  ---------  -------
Cleveland  Broadcasting       $     500    $     0  $       0  $1,222
San  Antonio  Broadcasting    $       0    $     0  $       0  $    0
TV  Channel  22               $       0    $     0  $       0  $1,500
ATN  Network                  $       0    $     0  $       0  $3,028
Shelley  Media  Marketing     $  29,950    $18,000  $       0  $    0


NOTE  8-  PREFERRED  STOCK

Preferred stockholders= may convert one share of preferred stock into two shares of common. Preferred stockholders= also receive nine percent interest per annum in lieu of dividends. Summary of preferred stock transactions are as follows:

Number  of  Preferred  B  Shares  outstanding at December 31, 1997     53,427
Number  of  Preferred  B  Shares  converted  to  Common  Stock in  1998  at  the  rate  of  two  common  for  each  Preferred  B,
 which  would  equal  22,000  shares  of  common  stock               (11,000)
                                                                      --------

Number  of  Preferred  B  Shares  outstanding  at December 31, 1998    42,427
                                                                      --------


NOTE  9  -  SENIOR  CHANNEL

The Company acquired the Copyright to the Senior Channel in exchange for accounts receivable in the amount of $689,680 due to the Company from the owners of the Senior Channel Copyright. The Senior Channel has twenty four hour programming per day. There was no gain or loss recognized when accounts receivable for the Senior Channel was converted into Investment in Senior Channel. The Company=s projections indicate that the cost will be recovered in four to five years. The Company continues to evaluate this asset quarterly and will amortize the cost over five years. The amortization during the three months ended March 31, 1999 was $34,484 and the cumulative amortization at March 31, 1999 was $172,420.


NOTE  10  -  INVESTMENT  IN  COMMON  STOCK

The Company owned 368,100 shares of Quick Tent, Inc. (NASD Small Cap QTNT)at March 31, 1998. The Company sold Quick Tent, Inc. stock in 1998 resulting in a loss of $31,748. This investment is included in Other Assets at March 31, 1998.


NOTE  11-  FILM  LIBRARY

The Film Library consists of approximately 2,000 films and television produced tapes at a cost of $12,745.


NOTE  12  -  BRIDGE  LOAN

In the quarter ended March 31, 1999, Bridge Loans in the amount of $50,000 were converted into 62,500 shares of common stock of the Company at an average price of $0.80 per share. In 1998 Bridge Loans in the amount of $333,750 were converted into 450,731 Common Shares at an average price of $0.74 per share. An additional 134,602 shares were issued to equalize the conversion price with the market price in 1998, and 372,880 shares were issued to equalize the conversion price with the market price in 1999.


NOTE  13  - RECONCILIATION OF CHANGES IN NOTES PAYABLE TO CASH FLOW GENERATED BY
            INCREASE  IN  NOTES  PAYABLE

Notes  Payable  1998                                        $1,603,529
Notes  Payable  1999                                         1,564,979
                                                            -----------
Net  Change                                                    (38,550)

Notes  paid  by  Conversion  to  Common  Stock                  50,000
                                                            -----------
Cash  Flow  generated  by  Note  Payable                    $   11,450
                                                            -----------

NOTE  14  -  CAPITAL  STOCK

During 1998, the Company declared a 1 for 5 reverse split in its common stock. At the time of the reverse in November 1998, there were 19,987,526 shares outstanding. After adjusting the outstanding shares for the 1 for 5 reverse split, there were 3,997,521 shares outstanding.


NOTE  15  -  STOCK  ISSUED  FOR  FINANCING

The Company issued 3,400,000 shares (680,000 post-split shares) of common stock for no consideration for which the Company was to receive financing. As financing has not materialized, the Company is in the process of retrieving the stock.


NOTE  16  -  DEBT  FORGIVENESS  BY  AFFILIATE

An affiliated company forgave its debt from American Independent Network, Inc. in the amount of $688,734 in 1998. Pursuant to Accounting Principal Board
Opinion Number 26, the amount was treated as a contribution to capital. There was no tax effect as the Company has no tax asset or liability.


NOTE  17  -  LEGAL  MATTERS

The Company has had several judgments rendered against it. One judgment has resulted in a receivership in March 1999. Judgments in place at March 31, 1999 are as follows:

                                 Judgment  Entered  For
                                 ----------------------
Witner,  P.                                $ 11,921
Hall,  Estill,  Hardwick  &  Gable           29,862
New  Image  Video                            90,000
Tarrant  County  Appraisal  District         18,000  (Since settled and subject to a
payment schedule with a                               balance due of $8,000)
Ira  Weingarten/Equity  Communications       60,000
Showplace  Broadcasting                      56,000  (Since settled with owner of judgment)
                                           --------
                                           $265,783

These  amounts  have  been  accounted  for  in  accounts  payable.

Item  2.     Management's  Discussion  and  Analysis

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

     The Company originally broadcast its programs via analog transmission and, in 1996, had Affiliate Agreements with over 150 Affiliate Stations. However, in late 1996, the Company converted from analog to digital transmission and in connection with the conversion, was required to provide digital decoding equipment to each of its Affiliate Stations. Due to the cost of providing the decoding equipment, the Company was not able to furnish the equipment to all of its then existing Affiliate Stations. Accordingly, upon conversion, the Company initially entered into Affiliate Agreements with 33 Affiliate Stations. The Company has since entered into Affiliate Agreements to provide family-oriented television to a network of 25 broadcast television stations and cable systems nationwide. The stations serviced by the Company are primarily "independent" broadcast stations, meaning that they have no affiliation with the major network organizations (NBC; ABC; CBS; Fox; WB Network; and Paramount). The Company maintains a library of over 2,000 programs covering a wide array of topics and interests, and includes cartoons, sports, sitcoms, movies, news and weather, comedy, science and health shows, documentaries, and public interest programs. The Company also offers original programs, celebrity golf tournaments. professional boxing, fishing expeditions and interactive programming.

Result  of  Operations:
----------------------

     Revenues.

     For the three months ended March 31, 1999, revenues were $33,464 and for the comparable three month period in 1998, revenues were $53,463. The decrease in 1999 revenues was due primarily to a decrease in 1999 in satellite channel lease revenues.

     Cost  of  Operations.

     For the three months ended March 31, 1999 and March 31, 1998, cost of operations were $112,998 and $115,273, respectively. The $2,275 decrease in cost of operations for the three months ended March 31, 1999, is due primarily to $1,973 decrease in production expenses.

     General  and  Administrative.

     For the three months ended March 31, 1999 general and administrative expenses were $47,340 and for the three months ended March 31, 1998, general and administrative expenses were $126,125. The $78,785 decrease in general and administrative expenses for the three months ended March 31, 1999 is due primarily to decreases in labor of $36,437, in telephone of $9,852, in transportation of $24,977, in office supplies of $3,759 and in sales tax of $3,939.

     Operating  Loss.

     For the three months ended March 31, 1999, the Company=s operating losses were $198,526 and for the comparable period in 1998, the Company=s operating losses were $218,955. The loss before income taxes and extraordinary items for the three months ended March 31, 1999 was $246,848 as compared to a loss before income taxes and extraordinary items for the three months ended March 31, 1998 of $303,921. Net loss for the three months ended March 31, 1999 was $286,472 as compared to a net loss for the three months ended March 31, 1998 of $321,307. The $34,835 decrease in the loss before income taxes and extraordinary item in 1999 is due primarily to $78,785 decrease in general and administrative expenses, $36,644 decrease in other expenses being more than the decrease in revenues caused by the decrease in satellite channel lease revenues and the increase in cost of conversion of bridge loans and preferred stock.

     Net  Loss.

     For the three months ended March 31, 1999 and March 31, 1998, net loss per share was $.06 and $.02, respectively.

Liquidity  and  Capital  Resources
----------------------------------

     The Company has financed its operations through a combination of the issuance of equity securities to private investors, issuance of private debt, loans from affiliates, and cash flow from operations. The Company has cumulative losses of $6,594,702 from inception through March 31, 1999.

     Current liabilities at March 31, 1999 were $2,634,733, which exceed current assets of $35,683 by $2,599,050. Current liabilities at March 31, 1998 exceeded current assets by $2,077,106. The decrease in current assets in 1999 as compared to 1998 was primarily the result of the removal of the note receivable. The current liabilities at March 31, 1999 decreased by $268,991 as compared to March 31, 1998 due primarily to decreases in notes payable and accrued interest of $603,547 and increase in accounts payable of $331,920.

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

Impact  of  Inflation
---------------------

     Management does not believe that general inflation has had or will have a material effect on operations.

Year  2000  Issues
------------------

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

                                     PART II
                                OTHER INFORMATION

Item  2.  Changes  in  Securities

     During the quarter ended March 31, 1999, one person who as a bridge loan creditor converted its debt into a total of 62,500 shares of common stock of the Company. As a result of this transaction, approximately $50,000 of debt was extinguished. These conversions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) and thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. These conversions were the result of negotiations between the Company and the creditors and the holders. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

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

     In April, 1999, the Company issued 500,000 shares of common stock to Fred Hoelke, who provided professional services to the Company. The Company believes he had knowledge and experience in financial and business matters which allowed him to evaluate the merits and risk of the receipt of these securities of the Company. Mr. Hoelke provided professional services to the Company and in such capacity he was knowledgeable about the Company's operations and financial condition.

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

     In July, 1999, the Company entered into an agreement with Field of Cotton, L.P. whereby Field of Cotton, L.P. purchased 6,500,000 shares of common stock of the Company for a total consideration of $4,250,000, in the form of a promissory note in the principal amount of $4,022,600, and $227,400 in cash in the form of funds previously provided to the Company by Field of Cotton, L.P. in 1999. As a result of this agreement, Field of Cotton, L.P. now owns 48.9% of the common stock of the Company. Of these 6,500,000 shares, Field of Cotton, L.P. owns 1,000,000 shares outright free and clear, and the remaining 5,500,000 million shares are subject to an escrow agreement and a security interest agreement in favor of the Company. The terms of the promissory note are that 11 payments are due commencing September 1, 1999 in the amount of $100,000 per payment, and a balloon payment in the amount of $3,190,213 is due September 1, 2000 for the remaining principal balance. The promissory note bears interest at the rate of 8% per annum in arrears. For each $100,000 payment that Field of Cotton L.P. makes to the Company, 200,000 shares are released from escrow to Field of Cotton, L.P. and are no longer subject to the security agreement. The Company believes that Field of Cotton, L.P. had knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of the purchase of these securities of the Company. The Company believes that Field of Cotton, L.P. had knowledgeable about the Company's operations and financial condition. This transaction was effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) and thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. This transaction did not involve a public offering.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)
            Exhibit  Number     Title  of  Exhibit
            ---------------     ------------------

                 27.1           Financial  Data  Schedule

(b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 1999.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             American Independent Network, Inc.

July  26,  1999                              /s/  Randy  Moseley
                                             ------------------------------
                                             Randy  Moseley
                                             Director,  President
                                             and  Chief  Financial  Officer