Form 10QSB
period 1999-06-30
AMERICAN INDEPENDENT NETWORK INC
filed 1999-08-24
CIK 1000876

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

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

                                                       Yes [X]    No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 13, 1999, there were approximately 15,418,093 shares of the Company's Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format:    Yes [ ]    No [X]

                                     PART I

                              FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

     Balance  Sheet  at  June  30, 1999 (Unaudited) and June 30, 1998 Unaudited)

     Statement of Operations (Unaudited) for the Six Months ended June 30, 1999 and 1998

     Statement of Cash Flows (Unaudited) for the Six Months ended June 30, 1999 and 1998

     Notes  to  Comparative  Financial  Statements  (Unaudited)


              AMERICAN  INDEPENDENT  NETWORK,  INC.
             Comparative  Balance  Sheet  (Unaudited)
                            June  30,

                        Assets
                                                 1999          1998
                                             ------------  ------------
Current Assets
 Cash and cash equivalents                    $       845    $  4,543
 Accounts receivable                               18,088       4,743
 Trade credits receivable                          30,000      30,000
 Note receivable, net of
   doubtful account of $700,000                         0     700,000
                                             ------------  ------------
   Total Current Assets                            48,933     739,286
                                             ------------  ------------

Plant, Property and Equipment
 Leasehold improvements                            22,851      22,851
 Equipment and furnishings                        134,642     130,317
 Digital compression equipment                    845,452     844,719
                                             ------------  ------------
                                                1,002,945     997,887
 Accumulated depreciation                        (233,008)   (141,622)
                                             ------------  ------------
  Total Plant, Property and Equipment             769,937     856,265
                                             ------------  ------------

Other Assets
Deferred tax benefits                                   0           0
Trade credits receivable, net of
  allowance of $125,138                           211,990     241,990
Other investments                                 495,521     737,485
Note receivable, net of doubtful
  account of $884,595                                   0     884,595
                                             ------------  ------------
 Total Other Assets                               707,511   1,864,070
                                             ------------  ------------
       Total Assets                           $ 1,526,381  $3,459,621
                                             ------------  ------------

              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
                     Comparative Balance Sheet  (Unaudited)
                                    June 30,

                                                   1999       1998
                                              -----------  -----------
       Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable                             $   436,917   $ 264,163
 Notes payable                                  1,564,979   2,194,740
 Accrued interest - notes                         403,254     255,349
 Advances from affiliates                          31,038      27,903
 Interest due preferred shareholders               37,440      37,440
 Equipment lease payments                         175,380     175,380
                                              -----------  -----------
    Total Current Liabilities                   2,649,008   2,954,975
                                              -----------  -----------
Long Term Debt
 Deferred income tax                                    0     661,824
 Equip lease payments                              79,003     153,444
                                              -----------  -----------
       Total Long term debt                        79,003     815,268
                                              -----------  -----------
       Total Liabilities                        2,743,736   3,770,243
                                              -----------  -----------

Stockholders' Equity
 Preferred Stock - 1,000,000 shares $1 Par
   Authorized - 1998 42,427 shares issued,
   1999  42,427 shares issued                      42,427      42,427
 Common Stock - 20,000,000 authorized
   1998 issued 18,465,199 @ $.01 par                          184,650
   1999 issued 6,105,229 @ $.05 par               305,261
 Additional Paid in Capital                     5,338,743   4,788,714
 Retained Earnings (Deficit)                   (6,888,061) (4,857,663)
 Note Receivable                                        0    (468,750)
                                              -----------  -----------
       Total Stockholders' Equity              (1,201,630)   (310,622)
                                              -----------  -----------
  Total Liabilities and Stockholders Equity    $1,526,381  $3,459,621
                                              -----------  -----------

              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                     AMERICAN INDEPENDENT NETWORK, INC.
               Comparative Statement of Operations (Unaudited)
                      For the Six Months Ended June 30,

                                                    1999       1998
                                                 ----------  ----------
Revenues
  Income from network operations                 $ 73,464    $130,385
                                                 ----------  ----------
Cost and Expenses:
  Satellite rental                                180,000     180,000
  Programming expenses                                542       1,926
  Production expenses                              67,456      52,144
  Depreciation                                     39,000      27,240
  Amortization of leasehold                         1,000       2,400
  Amortization of Senior Channel                   68,968      68,968
  Rental Expense (Net)                             36,068      32,400
  Administrative expenses                          95,740     267,207
                                                 ----------  ----------
   Total Cost and Expenses                        488,774     632,285
                                                 ----------  ----------

Net (Loss) from operations                       (415,310)   (501,900)
Other Expenses:
  Interest expense (net)                          140,850     185,572
  Gain on disposal of assets                      (15,953)          0
                                                 ----------  ----------
   Total Other Expense                            124,897     185,572
                                                 ----------  ----------
(Loss) Before Income Taxes and
 Extraordinary Item                              (540,207)   (687,472)
Income tax benefit (expense)                            0           0
                                                 ----------  ----------
Net (Loss)Before Extraordinary Item             ( 540,207)   (687,472)

Extraordinary Item
 Cost of Conversion of Bridge Loans
   To Common Stock                                 39,624      34,468
                                                 ----------  ----------
Net (Loss)                                      $(579,831)  $(721,940)
                                                 ----------  ----------
Earnings Per Share of Common Stock              $   (0.11)  $   (0.04)

Weighted Average Shares                         5,438,860  18,344,782

              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
            Comparative Analysis of Stockholders' Equity (Unaudited)
                     For The Six Months Ended June 30, 1999


                               Preferred Stock       Common Stock       Additional
                              -----------------  --------------------    Paid-in       Note       Retained
                               Shares   Amount     Shares     Amount     Capital    Receivable    Earnings
                              -------  --------  ----------  --------  -----------  ----------  ------------
Balance December 31, 1996     107,546  $107,546  14,045,268  $140,453  $2,513,734         $ 0   $(1,494,741)

Preferred B Shares Issued     175,154  175,154                           963,347
Issue cost of Preferred B                                               (547,999)

Conversion of Preferred B
   Shares to Common          (229,273)(229,273)    458,546     4,585     224,688

Common Issued to Bridge
 Loan Investors                                  1,521,039    15,210     380,260

Conversion of Bridge Loans                         132,652     1,327     429,791

Sale of Common Stock                               200,000     2,000      98,000

Sale of Common Stock for
 a Note Receivable                               1,875,000    18,750     450,000   (468,750)

Net Loss for the Year Ended
 December 31, 1997                                                                              (2,640,982)
                             ------------------------------------------------------------------------------
Balance December 31, 1997       53,427  $53,427  18,232,715  $182,325  $4,511,821   (468,750)  ($4,135,723)

Preferred Stock Conversions    (11,000)(11,000)     22,000       220      10,780
Conversion of Bridge Loans                          72,610       726     233,024
Reverse Sale of Common Stock
 for Note Receivable                            (1,875,000)  (18,750)   (450,000)   468,750
Common Issued for Financing                      3,400,000    34,000    ( 34,000)
Adjustment to Reflect Reverse
 Split of Common of 1 for 5                    (15,990,005)
Affiliate Debt Forgiveness                                               688,726
Net Loss for the Year Ended
 December 31, 1998                                                                             (2,172,507)
Post Split Bridge Loan
 Conversions                                       378,102    18,905    260,618
                             ------------------------------------------------------------------------------
Balance December 31, 1998       42,427  $42,427   4,375,623  $218,780  $5,073,750  $    -0-   ($6,308,230)

Conversion of Bridge Loans                          62,500     3,125      46,875
Common Stock Issued Upon
 Conversion of Bridge Loans
 and Preferred Stock to
 Equalize Prior Conversions                        415,472    20,774      18,850
Common stock transactions
 relating to settlement of
 receivership:
   Issued                                        1,650,000    82,500
   Canceled                                     (1,398,366)  (69,918)    (12,582)
Common stock purchase agreement
 with Field of Cotton, L.P.                      1,000,000    50,000     211,850
Loss for Six Months Ended
 June 30, 1999
                                                                                                ( 579,831)
                             ------------------------------------------------------------------------------
Balance June 30, 1999           42,427  $42,427   6,105,229  $305,261  $5,338,743  $    -0-   ($6,888,061)

              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
                 Comparative Statement of Cash Flow  (Unaudited)
                        For The Six Months Ended June 30,


                                                    1999       1998
                                               -----------  ----------
Cash Flows Provided (used)
 by Operating Activities:
  Net (Loss)                                   $( 579,831)  $(721,940)
  Adjustment to reconcile net income to net
  cash from operating activities:
   Cost of loan conversion to common stock         39,624      34,468
   Depreciation                                    39,000      27,240
   Amortization of leasehold                        1,000       2,400
   Trade credits receivable                        20,000      20,000
   Amortization of Senior Channel                  68,968      68,968
   Accounts receivable                            (15,300)    ( 2,493)
   Investment in common stocks                          0      91,525
   Accounts payable                                54,362      86,759
   Accrued interest                               124,275     135,819
   Advances from affiliates                             0      18,301
                                               -----------  ----------
Total Cash used by Operating Activities          (247,902)   (238,953)
                                               -----------  ----------
Cash Flows from Investing Activities:
  Investment in equipment                         ( 4,360)    (18,549)
  Investment in film library                            0     ( 4,320)
                                               -----------  ----------
Total Cash Flow from Investing Activities         ( 4,360)    (22,869)
                                               -----------  ----------

Cash Flows Provided by Financing Activities:
 Notes payable increase                            11,450     294,560
 Long term lease decrease                         (30,000)   ( 62,963)
 Common stock increase                             50,000           0
 Additional paid-in capital increase              211,850           0
                                               -----------  ----------
Total Cash provided by Financing Activities       243,300     231,597
                                               -----------  ----------

Net Cash Increase                                 ( 8,962)    (30,225)

Cash, beginning of Period                           9,807      34,768
                                               -----------  ----------
Cash at End of Period                            $    845    $  4,543
                                               -----------  ----------

              The Accompanying "Notes to Financial Statements" Are
                 An Integral Part of These Financial Statements

                       AMERICAN INDEPENDENT NETWORK, INC.
             Notes To Comparative Financial Statements  (Unaudited)
                             June 30, 1999 and 1998

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

CASH AND CASH EQUIVALENTS - Consist of cash balances. Cash and Cash equivalents consist of highly liquid investments with an original maturity date of ninety days or less. The company does not have any cash equivalents.

TRADE CREDITS RECEIVABLES - The Company owns trade credits in the amount of $367,128 at June 30, 1999 and $397,128 at June 30, 1998. As defined by the
International Reciprocal Trade Association, a trade dollar is a unit of account that denotes the right to receive (receivable) or the obligation to pay (a payable), one US dollar worth of goods and services within a barter system or network. While all of the trade credits may be used by the company at any time, the Company has shown a pattern of using $25,000 to $30,000 worth of the credits in each of the past two years. Therefore the Company's trade credits are being classified as current $30,000 and other assets of $211,990 at June 30, 1999. The Trade Credits were obtained in 1994 in exchange for an Investment in Common Stock and was valued at the fair value of the asset investment in common stock. The Company uses the credits primarily for travel expense. The Company, also exchanged Trade Credits for computer equipment and Fine Art. Management does not consider impairment under FAS 121 is appropriate as management intends to fully utilize the credits and the credits do not have an expiration date. Due to the slow rate of usage the Company has established a valuation account of $125,138. The trade group, the Company is a member of, currently has over twenty four hundred participants.

ACCOUNTS RECEIVABLE - Allowance for doubtful accounts. The company has accounts receivable at June 30, 1999 of $18,088 owed by regular customers. Management deems this amount to be fully collectible. No allowances for doubtful accounts is necessary. At June 30, 1998 the total was $4,743.

PLANT,  PROPERTY  AND  EQUIPMENT  is  recorded  at  cost.

DEPRECIATION - The cost of plant, property and equipment is depreciated over the estimated useful life of the assets ranging from equipment at 5 years to leasehold improvements at 20 years. Depreciation is on a straight line basis.

Depreciation and amortization was $40,000 for the six months ended June 30, 1999 and $29,640 for the six months ended June 31, 1998.

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

OTHER  INVESTMENTS  -  Consist  of  the  following:

                                         1999       1998
                                       -------     --------
   Investment  in stocks              $      0    $104,930
   Film  Library                        12,745      11,843
   Investment  in Senior Channel       482,776     620,712
                                       -------     --------
      Total Other Investments         $495,521     $737,485
                                       -------      -------

NOTE  2  -  NOTES  PAYABLE

Notes  Payable  at  June  30,  1999  consist  of  the  following  notes;

                                      Due                          Accrued
      Creditor                        Date     Interest     Principal  Interest
----------------------------------  --------  -----------  ----------  --------
 Shelley Media
  Marketing*                          9/30/98         10%      97,229     5,100
 Cleveland
  Broadcasting Co.*                   9/30/98         10%       1,132     1,000
 Pacific Acquisition
  Group, Inc.                        12/31/98         11%     250,500    31,925
 Bridge Loan                         10/31/97         15%   1,216,118   357,434
                                                            ----------  --------
      Total                                                $1,564,979  $ 397,959

 Advances from Other
 Affiliated Companies                  Demand         10%      31,038     5,295
                                                            ----------  --------
      Total                                             $1,596,017   $  403,254
                                                            ----------  --------

 * Affiliated Companies

Notes Payable at June 30, 1998 consist of the following notes;

                         Due                         Accrued
      Creditor           Date     Interest    Principal   Interest
---------------------  --------  -----------  ----------  ---------
 Shelley Media
  Marketing*            9/30/98          10%  $   50,650  $   2,532
 Cleveland
  Broadcasting Co.*     9/30/98          10%      157014      1,000
 ATN Network, Inc.*     9/30/98          10%     571,450     27,550
 Pacific
  Acquisition Group    12/31/98          11%     250,500     12,525
 Bridge Loan           10/31/98          15%   1,307,126    211,742
                                              ----------  ---------
      Total                       2,194,740      255,349

 Advances from Other
 Affiliated Companies  Demand            10%      27,903          0
                                             -----------  ---------
      Total                                 $2,222,643   $  255,349
                                            -----------  ----------

 *  Affiliated  Companies

 NOTE  3  -  INCOME  TAXES

Deferred  income  tax  liability  consist  of  the  following  components:

                                    1999     1998
                                    ----  ----------
Provision for Income Taxes:
  Current                              0          0
  Deferred Liability                   0  1,137,548
 Less Provision for Income Taxes       0  ( 475 724)
                                    ----  ----------
  Total Provision for Income Taxes     0    661,824
                                    ----  ----------

The  tax  effects  of  temporary
differences  which  give  rise
to  deferred  income  by  assets  and
liabilities  consist  of  the  following:

                                       1999         1998
                                    -----------  ----------
Deferred income tax assets:
  Net operating loss                         0     683,201
  Valuation allowance                        0    (207,477)
                                    -----------  ----------
                                             0     475,724
                                    -----------  ----------
Deferred income tax liabilities
  Installment sale method
       on Notes Payable                      0   1,137,548
  Valuation allowance               (        0)   (475,724)
                                    -----------  ----------
  Net deferred tax asset liability           0     661,827
                                    -----------  ----------

The Company has net operating losses (NOLs) at December 31, 1998 of approximately $4,730,842.
These  NOLs  expire  as  follows:

                                            2010   $   70,912
                                            2011    1,191,269
                                            2012      635,367
                                            2018    2,833,294
                                                   ----------
                                                   $4,730,842
                                                   ----------

The  Company  has  capital  loss  carryover  of  $46,036
which  will  expire  as  follows:
                                            2002     $14,238
                                            2003      31,798
                                                   ----------
                                                     $46,036
                                                   ----------

Realization of deferred tax assets associated with the NOLs and net capital loss carryover is dependent on generating sufficient taxable income prior to their expiration. Due to the uncertainty of the Company's ability to generate such income with the possibility that these carryovers may expire unused, management has established a valuation account against them.

NOTE  4  -  SUPPLEMENTAL  CASH  FLOW  INFORMATION

                                                     1999       1998
                                                   --------  ---------
     Cash  used  for:
      Interest                                     $16,575    $ 17,520
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

Long Term Investments - The fair value of these investments are estimated based on quoted market prices for those and similar investments.

Notes Payable - The carrying value approximates fair value because of the short maturity date of these investments.


The estimated Fair Values of the Company's Financial Instruments are as follows:

                                  1999                    1998
                        ----------------------  -----------------------
                          Carrying     Fair       Carrying     Fair
                           Amount     Value       Amount      Value
                        ----------  ----------  ----------  -----------
Note Receivable         $        0  $        0  $1,584,595  $1,584,595
Long Term
   Investments          $        0  $        0  $  104,930  $  104,930
Accounts Payable        $  436,917  $  436,917  $  264,163  $  264,163
Equipment Lease
   Payments             $  254,383  $  225,945  $  360,353  $  324,318
Notes Payable           $1,564,979  $1,564,979  $2,194,740  $2,194,740

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

Details  of  lease  obligations  are  as  follows:

                  Capitalized    Capitalized    Operating
                   Equipment      Equipment     Transponder        Building
                    Lease #1       Lease #2        Lease            Lease
                  ------------   -----------   ------------      ------------
    1999            $119,380       $54,530       $ 30,000          $38,100
    2000            $ 18,706       $21,510                          76,200
    2001            $ 18,706                                        76,200
    2002                                                            19,050

NOTE  7  -  RELATED  PARTIES

The Company has engaged in transactions with certain other enterprises that are affiliated companies. These companies are controlled by the management and principal stockholders of American Independent Network. The controlled companies transactions are as follows:

                                    1999             1998
                                    Funds            Funds
                           ----------------------------------
                            Borrowed     Repaid      Borrowed  Repaid
                           ---------   ----------   ---------  ----------
Cleveland  Broadcasting     $   500     $       0    $      0   $  8,156
San  Antonio  Broadcasting  $     0     $       0    $      0   $  3,700
TV Channel 22               $     0     $       0    $ 22,500   $      0
ATN  Network                $     0     $       0    $334,500   $168,826
Shelley  Media  Marketing   $29,950     $  18,000    $      0   $    450

NOTE  8-  PREFERRED  STOCK

Preferred stockholders' may convert one share of preferred stock into two shares of common. Preferred stockholders' also receive nine percent interest per annum in lieu of dividends. Summary of preferred stock transactions are as follows:

Number  of  Preferred  B  Shares  outstanding
     at  December  31,  1997                                             53,427
Number of Preferred B Shares converted
     to  Common  Stock
    in  1998 at the rate of two common for each Preferred B,
    which  would  equal  22,000  shares  of  common stock               (11,000)
                                                                         ------
Number  of  Preferred  B  Shares  outstanding
     at  December  31,  1998                                             42,427
                                                                         ------


NOTE  9  -  SENIOR  CHANNEL

The Company acquired the Copyright to the Senior Channel in exchange for accounts receivable in the amount of $689,680 due to the Company from the owners of the Senior Channel Copyright. The Senior Channel has twenty four hour programming per day. There was no gain or loss recognized when accounts receivable for the Senior Channel was converted into Investment in Senior Channel. The Company's projections indicate that the cost will be recovered in four to five years. The Company continues to evaluate this asset quarterly and will amortize the cost over five years. The amortization during the Six months ended June 30, 1999 was $68,968 and the cumulative amortization at June 30, 1999 was $206,904.


NOTE  10  -  INVESTMENT  IN  COMMON  STOCK

The Company owned 193,100 shares of Quick Tent, Inc. (NASD Small Cap QTNT)at June 30, 1998. The Company sold Quick Tent, Inc. stock in 1998 resulting in a loss of $31,748. This investment is included in Other Assets at June 30, 1998 at a value of $104,930.

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

The Company has had several judgments rendered against it. Judgments in place at June 30, 1999 are as follows:

                           Judgment  Entered  For
                           ----------------------

Witner,  Poltraock,  Giampietro            11,921
Hall,  Estill,  Hardwick  &  Gable         29,862
New  Image  Video                          90,000
Ira  Weingarten/Equity  Communications     60,000
                                         ---------
                                         $191,783
                                         ---------

These  amounts  have  been  accounted  for  in  accounts  payable.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS.

     The following discussion should be read in conjunction with American Independent Network, Inc.'s (the "Company's") financial statements and related notes included elsewhere in this Report.

Information  Regarding  and  Factors  Affecting  Forward-looking  Statements

     The Company is including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements in this Form 10-QSB are forward-looking statements. Words such as "expects", "anticipates","estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments or obsolescence, and difficulties (including any associated with the Year 2000); the ability to attract and retain qualified personnel; significant indebtedness of the Company; the ability of the Company to obtain acceptable forms and amounts of financing for current operations and expansion; the demand for, and price level of, the Company's services; competitive factors; evolving industry and technology standards; dependence on key personnel. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.
General

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

     The Company originally broadcast its programs via analog transmission and, in 1996, had Affiliate Agreements with over 150 Affiliate Stations. However, in late 1996, the Company converted from analog to digital transmission and in connection with the conversion, was required to provide digital decoding equipment to each of its Affiliate Stations. Due to the cost of providing the decoding equipment, the Company was not able to furnish the equipment to all of its then existing Affiliate Stations. Accordingly, upon conversion, the Company initially entered into Affiliate Agreements with 33 Affiliate Stations. The Company has since entered into Affiliate Agreements to provide family-oriented television to a network of 35 broadcast television stations and cable systems nationwide. The stations serviced by the Company are primarily "independent" broadcast stations, meaning that they have no affiliation with the major network organizations (NBC; ABC; CBS; Fox; WB Network; and Paramount). The Company maintains a library of over 2,000 programs covering a wide array of topics and interests, and includes cartoons, sports, sitcoms, movies, news and weather, comedy, science and health shows, documentaries, and public interest programs. The Company also offers original programs, celebrity golf tournaments. professional boxing, fishing expeditions and interactive programming.

Result  of  Operations--Six  Months  Ended  June  30,  1999  and  1998

     Revenues

     For the six months ended June 30, 1999, revenues were $73,464 and for the comparable six month period in 1998, revenues were $130,385. The decrease in 1999 revenues was due primarily to a decrease in 1999 in satellite channel lease revenues.

     Cost  of  Operations

     For the six months ended June 30, 1999 and June 30, 1998, cost of operations were $393,034 and $365,078, respectively. The increase in cost of operations for the six months ended June 30, 1999, is due primarily to an increase in production expenses and depreciation and amortization.

     General  and  Administrative

     For the six months ended June 30, 1999 general and administrative expenses were $95,740 and for the six months ended June 30, 1998, general and administrative expenses were $267,207. The decrease in general and administrative expenses for the six months ended June 30, 1999 is due primarily to decreases in legal expenses, labor, telephone, transportation, office supplies and sales tax.

     Operating  Loss

     For the six months ended June 30, 1999, the Company's operating losses were $415,310 and for the comparable period in 1998, the Company's operating losses were $501,900. The loss before income taxes and extraordinary items for the six months ended June 30, 1999 was $540,207 as compared to a loss before income taxes and extraordinary items for the six months ended June 30, 1998 of $687,472. Net loss for the six months ended June 30, 1999 was $579,831 as compared to a net loss for the six months ended June 30, 1998 of $721,940. The decrease in the loss before income taxes and extraordinary item in 1999 is due primarily to a decrease in general and administrative expenses and a decrease in other expenses being more than the decrease in revenues (caused by the decrease in satellite channel lease revenues). There was also an increase in cost of conversion of bridge loans and preferred stock.

     Net  Loss

     For the six months ended June 30, 1999 and March 31, 1998, net loss per share was $.11 and $.04, respectively.

Liquidity  and  Capital  Resources

     The Company has financed its operations through a combination of the issuance of equity securities to private investors, issuance of private debt, loans from affiliates, and cash flow from operations. The Company has cumulative losses of $6,888,061 from inception through June 30, 1999.

     Current liabilities at June 30, 1999 were $2,649,008 which exceed current assets of $48,933 by $2,600,075. Current liabilities at June 30, 1998 exceeded current assets by $2,215,689. The decrease in current assets in the second quarter of 1999 compared to the second quarter of 1998 was primarily the result of the removal of the note receivable. The current liabilities at June 30, 1999 decreased compared to June 30, 1998 due primarily to decreases in notes payable.

     Management believes that cash flow from operations will not be sufficient to meet the Company's immediate cash needs and to finance future operations. In the past, the Company has been able to generate funds from private placements of debt and equity securities to finance operations. Presently, the company requires additional capital investment in order to sustain it's operations, and it is engaged in discussion with a media company for this purpose. However, there can be no assurance that the Company will be successful in obtaining the necessary operating capital. See, Part II Item 5 - Other Information below.

Impact  of  Inflation

     Management does not believe that general inflation has had or will have a material effect on operations.

Year  2000  Issues  and  Y2K

     The Company has conducted a comprehensive review of its computer systems to identify any business functions that could be affected by the "Year 2000" issue. As the millennium ("Year 2000 or Y2K") approaches, businesses may experience problems as the result of computer programs being written using two digits rather than four to define the applicable year. The Company has conducted a comprehensive review of its computer systems to identify those areas that could be affected by the "Year 2000" issue. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, this could result in extensive miscalculations or a major system failure.

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

     The Company is presently assessing its Year 2000 compliance status and the status of its hardware and service providers and its network affiliates. Based on these assessments, management believes that significant exposure does not exist with respect to known third parties.
However, since the Company's revenues are materially dependent on each network affiliate being able to use their own technology systems to broadcast, there can be no assurance that the Company will escape the consequences of a Year 2000 compliance deficiency.

     Year 2000 Contingency Plans. In the event that the Company's computers ultimately are shown not to be Y2K compliant, the Company will seek to make its software compliant.


                                     PART II

                                OTHER INFORMATION

ITEM  2.     CHANGES  IN  SECURITIES.

     The following unregistered share issuances were effectuated by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2). Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. These issuances were the result of negotiations between the Company and the shareholders.

     In  April,  1999,  the  Company  issued  500,000  shares of common stock to
Richard Halden as compensation as an employee of the Company. The Company believes he had knowledge and experience in financial and business matters which allowed him to evaluate the merits and risk of the receipt of these securities of the Company. Mr. Halden is the operations manager of the Company in such capacity he was knowledgeable about the Company's operations and financial condition.

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

     In April, 1999, the Company issued 150,000 shares of common stock to Jonathan Moseley, the son of Randy Moseley. Randy Moseley is a Director and Officer of the Company. As a result of a matter decided in binding arbitration, the Company had been a judgment debtor in a judgment styled as Showplace Video
v. American Independent Network, Inc., No. 98-2154-E, County Court At Law No. 5, Dallas County, Texas. In 1998, Alan Luckett purchased the judgment and released it in exchange for 500,000 shares of common stock of the Company, and for access to the digital uplink equipment of the Company, certain bandwidth of the satellite transponder the Company leases, and the right of first refusal on the Company's transponder rights and equipment leases in the event that the Company ceases operations. Also in connection with the release of judgment by Alan Luckett, Randy Moseley agreed to turnover 728,748 shares which he owned to the Company for cancellation in 1999, and, Don Shelton, a former director and executive officer of the Company, agreed to turnover 669,618 shares which he owned to the Company for cancellation in 1999. Further in connection with the release of judgment, the Company agreed to issue 150,000 shares of common stock of the Company to Jonathan Moseley, the son of Randy Moseley. The Company believes that Jonathan Moseley was being advised in this matter by his father, Randy Moseley and that he had knowledge and experience in financial and business matters which allowed him to evaluate the merits and risk of the receipt of these securities of the Company and he was knowledgeable about the Company's operations and financial condition.

     On July 29, 1999, the Company effectuated an agreement with Field of Cotton, L.P. whereby Field of Cotton, L.P. purchased 6,500,000 shares of common stock of the Company for a total consideration of $4,250,000, in the form of a promissory note in the principal amount of $4,022,600, and $227,400 in cash in the form of funds previously provided to the Company by Field of Cotton, L.P. in 1999. As a result of this agreement, Field of Cotton, L.P. now owns 48.9% of the common stock of the Company. Of these 6,500,000 shares, Field of Cotton, L.P. owns 1,000,000 shares outright free and clear, and the remaining 5,500,000 million shares are subject to an escrow agreement and a security interest agreement in favor of the Company. The terms of the promissory note are that eleven payments are due commencing September 1, 1999 in the amount of $100,000 per payment, and a balloon payment in the amount of $3,190,213 is due September 1, 2000 for the remaining principal balance. The promissory note bears interest at the rate of 8% per annum in arrears. For each $100,000 payment that Field of Cotton L.P. makes to the Company, 200,000 shares are released from escrow to Field of Cotton, L.P. and are no longer subject to the security agreement. The Company believes that Field of Cotton, L.P. had knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of the purchase of these securities of the Company. The Company believes that Field of Cotton, L.P. was knowledgeable about the Company's operations and financial condition. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. This transaction did not involve a public offering. Subsequently, on August 20, 1999, Field of Cotton, L.P. announced that it would not be able to provide the financing. The 5,500,000 million shares will be canceled.

     In August, 1999, the Company issued 600,000 shares to Randy Moseley in consideration of debt forgiven in 1998 (of approximately $600,000), for introducing the Company to investors and assisting the Company in obtaining financing. Mr. Moseley is Director and Officer of the Company. The Company believes that Mr. Moseley had knowledge and experience in financial and business matters which allowed him to evaluate the merits and risk of the receipt of these securities of the Company. The Company believes that Mr. Moseley was knowledgeable about the Company's operations and financial conditionEach certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. This transaction did not involve a public offering.

ITEM  5.     OTHER  INFORMATION.

     On July 29, 1999, the Company effectuated an agreement with Field of Cotton, L.P. whereby Field of Cotton, L.P. purchased 6,500,000 shares of common stock of the Company for a total consideration of $4,250,000, in the form of a promissory note in the principal amount of $4,022,600, and $227,400 in cash in the form of funds previously provided to the Company by Field of Cotton, L.P. in 1999. As a result of this agreement, Field of Cotton, L.P. now owns 48.9% of the common stock of the Company. Of these 6,500,000 shares, Field of Cotton, L.P. owns 1,000,000 shares outright free and clear, and the remaining 5,500,000 million shares are subject to an escrow agreement and a security interest agreement in favor of the Company. The terms of the promissory note are that eleven payments are due commencing September 1, 1999 in the amount of $100,000 per payment, and a balloon payment in the amount of $3,190,213 is due September 1, 2000 for the remaining principal balance. The promissory note bears interest at the rate of 8% per annum in arrears. For each $100,000 payment that Field of Cotton L.P. makes to the Company, 200,000 shares are released from escrow to Field of Cotton, L.P. and are no longer subject to the security agreement. The General Partner of Field of Cotton L.P. is Kris Lamans. In August, 1999, shortly after this transaction, Mr. Lamans was appointed as a Director of the Company, and Walter Morgan was appointed as the President of the Company. Randy Moseley continues to be a Director and Chief Financial Officer of the Company.

     Subsequently, on August 20, 1999, Field of Cotton, L.P. announced that it would not be able to provide the financing set forth in the stock purchase agreement. Kris Lamans then resigned as a Director of the Company. The 5,500,000 million shares will be canceled. Mr. Morgan was then appointed as a Director. The Company and Field of Cotton, L.P. also agreed in principal that

Field of Cotton, L.P. would have the right to air programming on the Company's network under certain conditions during the next three years, with one-half of the Company's advertising time being given to Field of Cotton, L.P. The agreement in principal further provides that 275,000 shares of common stock of the Company be issued to Kris Lamans as compensation for his efforts on the Company's behalf from April through August, 1999, and that Mr. Lamans be granted an option to purchase up to 275,000 shares at an exercise price of $1.50 per share expiring on the earlier of August 20, 2001 or six months after the bid price of the stock is $1.50 or greater. This agreement in principal is subject to a definitive agreement.

Biography  of  Kris  Lamans

     Kris Lamans, age 61, was appointed as the Chairman and Director of the Company in August, 1999. Mr. Lamans is the general partner of Field of Cotton, L.P., which owns approximately 48% of the Company. From 1980 until 1985, Mr. Lamans was the Executive Producer for Lichen Production, Inc., a motion picture production company. From 1985 until 1994, Mr. Lamans was the Executive Producer of Tallman Productions Company.

     From 1994 through the present, Mr. Lamans has been the General Partner of Field of Cotton, Limited Partnership in Canyon Country, California, which provides financing, development, production, marketing and distribution for motion pictures, television, video and recording projects.

     Mr. Lamans has acted in a leading role in the films "One of the Missing" and "The Evil", and in a supporting role in the film "Melinda." Mr. Lamans has acted in leading roles in stage productions of Plaza Suite, Barefoot in the Park, Raisin in the Sun, The Rainmaker, Tea and Sympathy, The Amen Corner, No Exit, and the Glass Menagerie. Mr. Lamans is a member of the Broadcast Music Company, the Screen Actor's Guild (SAG), the American Federation of Television and Radio Artists (AFTRA), The National Teacher's Association, the National Entertainment Conference and Omega PSI PHI Fraternity. Mr. Lamans holds a B.S. Degree (1962) from Grambling University, a Teacher Certification (1966) and Motion Picture, Television and Video Certification (1969) from Lamar University.

Biography  of  Walter  Morgan

     Walter Morgan, age 36, was appointed as CEO and President of the Company in August, 1999. From 1991 until 1996, Mr. Morgan was an entertainment agent with The Agency, representing television and film creative talent, such as actors, directors, writers and producers. From 1996 until 1999, Mr. Morgan was the owner of Global Entertainment Management, where he was a talent manager and producer for film and television. Mr. Morgan also has been a film producer for Interlight Pictures and Film Roman, where he developed, packaged and sold entertainment media properties for film and television production. Mr. Morgan has also managed product licensing and product tie-ins for international retail distribution. Mr. Morgan holds a B.A. Degree (1985) from Princeton University, and an M.B.A. (1989) from Harvard University.

Transaction  with  Hispano  Television  Ventures,  Inc.

     In August, 1999, the Company entered into an Asset Transfer Agreement (the "HTV Agreement") with Hispano Television Ventures, Inc. ("HTV") whereby HTV agreed to pay certain obligations of the Company totaling $82,500, and the Company agreed to repay this amount to HTV on or before August 20, 1999 and to give HTV eight months of free use of the satellite uplink equipment and the satellite transponder, both of which the Company leases from third parties.

     The HTV Agreement provides that if the Company does not meet the terms of the HTV Agreement, then the Company is obligated to immediately transfer and assign (the "Asset Transfer") to HTV: (i) the leases to the uplink equipment and the satellite transponder; and, (ii) the Company's FCC Radio Station Authorization (the "Earth Station License"), which was granted to the Company in 1997. The Earth Station License authorizes the Company to build and operate a domestic fixed transmit/receive C-band earth station uplink system on the Company's premises. The Earth Station License expires in July, 2007. The
Company  has  not  yet  built  the  earth  station  uplink  system.

     The HTV Agreement provides that if the Asset Transfer is effectuated, HTV would allow the Company to use the transferred assets for a fee of $22,500 per month, with one month of free usage, and the Company would be able to continue providing its programming to its network affiliates.

      The leases to the uplink equipment and the satellite transponder, and the Earth Station License are material and major assets of the Company.

     At August 23, 1999, the Company has not repaid HTV and therefore the Company is in default. The Company and HTV are presently renegotiating the repayment terms of the
HTV Agreement and for HTV to make a further capital infusion into the Company. There is no assurance that these negotiations will be successful.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibit  Number          Title  of  Exhibit

     10.1     (*)     Stock  Purchase  Agreement  with  Field  of  Cotton,  L.P.
     10.2     (**)    Asset  Transfer  Agreement
     27.1     (**)    Financial  Data  Schedule
______________________

(*) Previously provided as an exhibit to the Company's Form 10-KSB filed with the Commission on July 29, 1999.

(**)   Provided  herewith.

(b) The Company did not file any Reports on Form 8-K during the fiscal quarter ended June 30, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   American  Independent  Network,  Inc.



August  24,  1999                  /s/  Walter  Morgan
                                   ------------------------------------
                                   Walter  Morgan
                                   Director,  CEO  and  President




August  24,  1999                  /s/  Randy  Moseley
                                   ------------------------------------
                                   Randy  Moseley
                                   Director,  Chief  Financial  Officer