Form 10QSB
period 1999-09-30
AMERICAN INDEPENDENT NETWORK INC
filed 1999-11-15
CIK 1000876

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)OF  THE  SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER 30, 1999.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 12, 1999 there were approximately 19,007,466 shares of the Company's Common Stock issued and outstanding.

     Transitional  Small  Business  Disclosure  Format:    Yes  [  ]    No  [X]

PART  I

FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

     Balance Sheet at September 30, 1999 (Unaudited) and December 31, 1998 (Audited)

     Statement of Operations (Unaudited) for the Nine Months ended September 30, 1999 and 1998

     Statement of Stockholdders' Equity (Unaudited) for the Nine Months ended September 30, 1999 and 1998

     Statement of Cash Flows (Unaudited) for the Nine Months ended September 30, 1999 and 1998

     Notes  to  Comparative  Financial  Statements  (Unaudited)

                       AMERICAN INDEPENDENT NETWORK, INC.
                      Comparative Balance Sheet (Unaudited)
                                  September 30,


                      ASSETS

                                                 1999        1998
                                              -----------  ----------
CURRENT  ASSETS
 Cash  and  cash  equivalents                $   254,409    $  18,145
 Accounts  receivable                              1,088      45,506
 Trade  credits  receivable                       30,000      30,000
 Note  receivable,  net  of
   doubtful  account  of  $700,000                     0           0
                                              -----------  ----------
   TOTAL  CURRENT  ASSETS                        285,497      93,651
                                              -----------  ----------


PLANT,  PROPERTY  AND  EQUIPMENT
 Leasehold  improvements                          22,851      22,851
 Equipment  and  furnishings                     144,468     131,020
 Digital  compression  equipment                 852,152     845,092
                                              -----------  ----------
                                               1,019,471     998,963
 Accumulated  depreciation                      (253,008)   (156,442)
                                              -----------  ----------
  TOTAL  PLANT,  PROPERTY  AND  EQUIPMENT        766,463     842,521
                                              -----------  ----------


OTHER  ASSETS
Deferred  tax  benefits                                0     475,724
Trade  credits  receivable,  net  of
  allowance  of  $125,138                        201,990     241,990
Other  investments                               461,037   1,067,748
Note  receivable,  net  of  doubtful
  account  of  $884,595                                0           0
                                              -----------  ----------
 TOTAL  OTHER  ASSETS                            663,027   1,785,462
                                              -----------  ----------
       TOTAL  ASSETS                          $1,714,987   $2,721,634
                                              -----------  ----------

              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
                     Comparative Balance Sheet  (Unaudited)
                                  September 30,


     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     1999          1998
                                                 ------------  ------------

CURRENT LIABILITIES
 Accounts payable                                $   490,977   $   210,233
 Notes payable                                     1,561,979     2,478,083
 Accrued interest - notes                            439,248       343,652
 Advances from affiliates                             10,738        22,338
 Interest due preferred shareholders                  37,440        37,440
 Equipment lease payments                            175,380       175,380
                                                 ------------  ------------
     TOTAL CURRENT LIABILITIES                     2,715,762     3,267,126
                                                 ------------  ------------

LONG TERM DEBT
 Deferred income tax                                       0             0
 Equip lease payments                                 36,002       120,314
                                                 ------------  ------------
    TOTAL LONG TERM DEBT                              36,002       120,314
                                                 ------------  ------------
     TOTAL LIABILITIES                             2,751,764     3,387,440
                                                 ------------  ------------

STOCKHOLDERS' EQUITY
 Preferred Stock - 1,000,000 shares $1 Par
  Authorized - 1998 42,427 shares issued,
  1999  42,427 shares issued                          42,427        42,427
 Common Stock - 20,000,000 authorized
  1998 issued 18,465,199 @ $.01 par                                165,867
  1999 issued 18,205,229 @ $.05 par                  910,261
 Additional Paid in Capital                        5,326,243     4,337,929
 Retained Earnings (Deficit)                      (7,315,708)   (5,212,029)
                                                 ------------  ------------
     TOTAL STOCKHOLDERS' EQUITY                   (1,036,777)     (665,806)
                                                 ------------  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY   $ 1,714,987   $ 2,721,634
                                                 ------------  ------------

                       AMERICAN INDEPENDENT NETWORK, INC.
                 Comparative Statement of Operations (Unaudited)
                     For the Nine Months Ended September 30,


                                          1999          1998
                                      ------------  ------------
REVENUES
  Income from network operations      $    88,223   $   228,545
                                      ------------  ------------

COST AND EXPENSES:
  Satellite rental                        326,300       270,000
  Programming expenses                      1,076         5,203
  Production expenses                      91,361        77,493
  Depreciation                             59,000        40,860
  Amortization of leasehold                 1,000         3,600
  Amortization of Senior Channel          103,452       103,452
  Rental Expense (Net)                     72,868        48,609
  Administrative expenses                 212,429       423,030
                                      ------------  ------------
  TOTAL COST AND EXPENSES                 867,486       972,247
                                      ------------  ------------

NET (LOSS) FROM OPERATIONS               (779,263)     (743,702)
                                      ------------  ------------
OTHER EXPENSES:
  Interest expense (net)                  204,544       294,389
 (Gain) Loss on disposal of assets        (15,953)        4,565
                                      ------------  ------------
  Total Other Expense                     188,591       298,954
                                      ------------  ------------

(LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                      (967,854)   (1,042,656)
INCOME TAX BENEFIT (EXPENSE)                    0             0
                                      ------------  ------------
NET (LOSS)BEFORE EXTRAORDINARY ITEM     ( 967,854)   (1,042,656)

EXTRAORDINARY ITEM
 Cost of Conversion of Bridge Loans
  To Common Stock                          39,624        33,650
                                      ------------  ------------

NET (LOSS)                            $(1,007,478)  $(1,076,306)
                                      ------------  ------------

EARNINGS PER SHARE OF COMMON STOCK    $     (0.06)  $     (0.07)

WEIGHTED AVERAGE SHARES                18,205,229    16,586,927

              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                             AMERICAN INDEPENDENT NETWORK, INC.
                                  Comparative Analysis of Stockholders' Equity (Unaudited)
                                        For The Nine Months Ended September 30, 1999



                                     Preferred  Stock           Common Stock       Additional
                                 ------------------------  -----------------------   Paid-in        Note         Retained
                                    Shares       Amount      Shares       Amount     Capital     Receivable      Earnings
                                 ------------  ----------  -----------  ----------  -----------  ------------  -------------


BALANCE DECEMBER 31, 1996            107,546   $ 107,546   14,045,268   $ 140,453   $2,513,734   $         0   $ (1,494,741)

Preferred B Shares Issued            175,154     175,154                               963,347
Issue cost of Preferred B                                                             (547,999)

Conversion of Preferred B
  Shares to Common                  (229,273)   (229,273)     458,546       4,585      224,688

Common Issued to Bridge
 Loan Investors                                             1,521,039      15,210      380,260

Conversion of Bridge Loans                                  132,652         1,327      429,791

Sale of Common Stock                                        200,000         2,000       98,000

Sale of Common Stock for
 a Note Receivable                                        1,875,000        18,750      450,000      (468,750)

Net Loss for the Year Ended
 December 31, 1997                                                                                              (2,640,982)
                                 ------------  ----------  -----------  ----------  -----------  ------------  -------------
BALANCE DECEMBER 31, 1997             53,427   $  53,427   18,232,715   $ 182,325   $4,511,821     (468,750)   ($4,135,723)

Preferred Stock Conversions          (11,000)    (11,000)      22,000         220       10,780
Conversion of Bridge Loans                                     72,610         726      233,024
Reverse Sale of Common Stock
 for Note Receivable                                       (1,875,000)    (18,750)    (450,000)     468,750
Common Issued for Financing                                 3,400,000      34,000      (34,000)
Adjustment to Reflect Reverse
 Split of Common of 1 for 5                               (15,990,005)
Affiliate Debt Forgiveness                                                             688,726
Net Loss for the Year Ended
 December 31, 1998                                                                                              (2,172,507)
Post Split Bridge Loan
 Conversions                                                  378,102      18,905     260,618
                                 ------------  ----------  -----------  ----------  -----------  ------------  -------------
BALANCE DECEMBER 31, 1998             42,427   $  42,427    4,375,623   $ 218,780   $5,073,750   $       -0-    ($6,308,230)

Conversion of Bridge Loans                                     62,500       3,125       46,875
Common Stock Issued Upon
 Conversion of Bridge Loans
 and Preferred Stock to
 Equalize Prior Conversions                                   415,472      20,774       18,850
Common stock transactions
 relating to settlement of
 receivership:
  Issued                                                    2,750,000      82,500
  Canceled                                                 (1,398,366)    (69,918)     (12,582)
Common stock purchase agreement
 with Field of Cotton, L.P.                                 1,000,000     155,000      199,350
Common stock purchase agreement
 with HTV                                                  11,000,000     500,000
Loss for Nine Months Ended
 September 30, 1999                                                                                             (1,007,478)
                                 ------------  ----------  -----------  ----------  -----------  ------------  -------------
BALANCE SEPTEMBER 30, 1999            42,427   $  42,427   18,205,229   $ 910,261   $5,326,243   $       -0-    ($7,315,708)

              THE ACCOMPANYING "NOTES TO FINANCIAL STATEMENTS" ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       AMERICAN INDEPENDENT NETWORK, INC.
                 Comparative Statement of Cash Flow  (Unaudited)
                     For The Nine Months Ended September 30,


                                                   1999          1998
                                               ------------  ------------

CASH FLOWS PROVIDED (USED)
 BY OPERATING ACTIVITIES:
  Net (Loss)                                   $(1,007,478)  $(1,076,940)
  Adjustment to reconcile net income to net
  cash from operating activities:
  Cost of loan conversion to common stock           39,624        33,650
  Depreciation                                      59,000        40,860
  Amortization of leasehold                          1,000         3,600
  Trade credits receivable                          30,000        20,000
  Amortization of Senior Channel                   103,452       103,452
  Accounts receivable                                1,700       (43,256)
  Investment in common stocks                            0       173,825
  Accounts payable                                 108,422        33,829
  Accrued interest                                 160,269       224,122
  Advances from affiliates                         (20,300)       12,736
                                               ------------  ------------
TOTAL CASH USED BY OPERATING ACTIVITIES           (524,311)     (474,488)
                                               ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in equipment                          (20,886)      (19,625)
  Investment in film library                             0       ( 4,320)
                                               ------------  ------------
TOTAL CASH FLOW FROM INVESTING ACTIVITIES          (20,886)      (23,945)
                                               ------------  ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 Notes payable increase                              8,450       577,903
 Long term lease decrease                          (73,001)     ( 96,093)
 Common stock increase                             550,000             0
 Additional paid-in capital increase               304,350             0
                                               ------------  ------------
TOTAL CASH PROVIDED BY FINANCING ACTIVITIES        789,799       481,810
                                               ------------  ------------


Net Cash Increase                                  244,602       (16,623)

Cash, beginning of Period                            9,807        34,768
                                               ------------  ------------

CASH AT END OF PERIOD                          $   254,409   $    18,145
                                               ------------  ------------

              The Accompanying "Notes to Financial Statements" Are
                 An Integral Part of These Financial Statements

                           September 30, 1999 and 1998

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

CASH AND CASH EQUIVALENTS - Consist of cash balances. Cash and Cash equivalents consist of highly liquid investments with an original maturity date of ninety days or less. The company does not have any cash equivalents.

TRADE CREDITS RECEIVABLES - The Company owns trade credits in the amount of $357,128 at September 30, 1999 and $397,128 at September 30, 1998. As defined by the International Reciprocal Trade Association, a trade dollar is a unit of account that denotes the right to receive (receivable) or the obligation to pay (a payable), one US dollar worth of goods and services within a barter system or network. While all of the trade credits may be used by the company at any time, the Company has shown a pattern of using $25,000 to $30,000 worth of the credits in each of the past two years. Therefore the Company's trade credits are being classified as current $30,000 and other assets of $201,990 at September 30, 1999. The Trade Credits were obtained in 1994 in exchange for an Investment in Common Stock and was valued at the fair value of the asset investment in common stock. The Company uses the credits primarily for travel expense. The Company, also exchanged Trade Credits for computer equipment and Fine Art. Management does not consider impairment under FAS 121 is appropriate as management intends to fully utilize the credits and the credits do not have an expiration date. Due to the slow rate of usage the Company has established a valuation account of $125,138. The trade group, the Company is a member of, currently has over twenty four hundred participants.

ACCOUNTS RECEIVABLE - Allowance for doubtful accounts. The company has accounts receivable at September 30, 1999 of $1,700 owed by regular customers. Management deems this amount to be fully collectible. No allowances for doubtful accounts is necessary. At September 30, 1998 the total was $45,506.

PLANT,  PROPERTY  AND  EQUIPMENT  is  recorded  at  cost.

DEPRECIATION - The cost of plant, property and equipment is depreciated over the estimated useful life of the assets ranging from equipment at 5 years to leasehold improvements at 20 years. Depreciation is on a straight line basis. Depreciation and amortization was $60,000 for the nine months ended September 30, 1999 and $44,460 for the nine months ended September 30, 1998.

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

OTHER  INVESTMENTS  -  Consist  of  the  following:

                                  1999       1998
                                --------  ----------
  Prepaid media                             $447,047
  Investment in stocks          $      0      22,630
  Film Library                    12,745      11,843
  Investment in Senior Channel   448,292     586,228
                                --------  ----------
  Total Other Investments       $461,037  $1,067,748
                                --------  ----------

NOTE  2  -  NOTES  PAYABLE

Notes  Payable  at  September  30,  1999  consist  of  the  following  notes;

                                 Due                              Accrued
        Creditor                Date       Interest  Principal    Interest
---------------------------  -----------  ---------  ----------  ----------

 Shelley Media
  Marketing*                    9/30/98         10%  $   97,229  $    5,100
 Cleveland
  Broadcasting Co.* 9/30/98                     10%       1,132       1,000
 Pacific Acquisition
  Group, Inc.                  12/31/98         11%     250,500      38,825
 Bridge Loan                   10/31/97         15%   1,213,118     389,038
---------------------------  -----------  ---------  ----------  ----------
  Total                                              $1,561,979   $433,953

 Advances from Other
 Affiliated Companies             Demand        10%      10,738       5,295
---------------------------  -----------  ---------  ----------  ----------
  Total                                              $1,572,717    $439,248
---------------------------  -----------  ---------  ----------  ----------

 *  Affiliated  Companies


Notes  Payable  at  September  30,  1998  consist  of  the  following  notes;

                                 Due                               Accrued
Creditor                         Date       Interest   Principal   Interest
---------------------------  ------------  ----------  ----------  ---------

 Shelley Media
  Marketing*                     9/30/98          10%  $   50,650  $   3,799
 Cleveland
  Broadcasting Co.*              9/30/98          10%       6,829      1,000
 ATN Network, Inc.*              9/30/98          10%     874,546     57,551
 Pacific
  Acquisition Group12/31/98                       11%     250,500     18,787
 Bridge Loan                    10/31/98          15%   1,295,558    262,015
                             ------------  ----------  ----------  ---------
  Total                                                 2,478,083    343,652

 Advances from Other
 Affiliated Companies             Demand          10%      22,338          0
                             ------------  ----------  ----------  ---------
  Total                                                $2,500,421 $ 343,652
                             ------------  ----------  ----------  ---------

 *  Affiliated  Companies

NOTE  3  -  INCOME  TAXES


Deferred  income  tax  liability  consist  of  the  following  components:


                                                      1999         1998
                                                   -----------  -----------

Provision for Income Taxes:
  Current                                                   0            0
  Deferred Liability                                        0            0
 Less Provision for Income Taxes                            0            0
                                                   -----------  -----------
  Total Provision for Income Taxes                          0            0
                                                   -----------  -----------


The tax effects of temporary differences which give rise to deferred income by assets and liabilities consist of the following:

                                                         1999         1998
                                                   -----------  -----------
Deferred income tax assets:
  Net operating loss                                        0      207,477
  Valuation allowance                                       0      475,724

Deferred income tax liabilities
  Installment sale method on Notes Payable                  0            0
  Valuation allowance                                      (0)    (207,477)
                                                   -----------  -----------
  Net deferred tax asset liability                          0      475,724
                                                   -----------  -----------


The Company has net operating losses (NOLs) at December 31, 1998 of approximately $4,730,842.
These NOLs expire as follows:

                                                         2010   $   70,912
                                                         2011    1,191,269
                                                         2012      635,367
                                                         2018    2,833,294
                                                                -----------
                                                                $4,730,842
                                                                -----------

The Company has capital loss carryover of $46,036
which will expire as follows:
                                                         2002   $   14,238
                                                         2003       31,798
                                                                -----------
                                                                $   46,036
                                                                -----------


Realization of deferred tax assets associated with the NOLs and net capital loss carryover is dependent on generating sufficient taxable income prior to their expiration. Due to the uncertainty of the Company's ability to generate such income with the possibility that these carryovers may expire unused, management has established a valuation account against them.

NOTE  4  -  SUPPLEMENTAL CASH FLOW INFORMATION

                     1999     1998
                   --------  -------
CASH  USED  FOR:

INTEREST            $19,575  $70,266
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

Long Term Investments - The fair value of these investments are estimated based on quoted market prices for those and similar investments.

Notes Payable - The carrying value approximates fair value because of the short maturity date of these investments.


The estimated Fair Values of the Company's Financial Instruments are as follows:

                                1999                    1998
                       ----------------------  ----------------------
                        Carrying      Fair      Carrying      Fair
                         Amount      Value       Amount      Value
                       ----------  ----------  ----------  ----------
Long Term Investments  $        0  $        0  $   22,630  $   20,065
Accounts Payable       $  490,977  $  490,977  $  210,233  $  210,233
Equipment Lease
  yments               $  211,382  $  205,945  $  295,694  $  295,694
Notes Payable          $1,561,979   1,561,979  $2,478,083   2,478,083


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

Details  of  lease  obligations  are  as  follows:

                Capitalized    Capitalized   Operating
                 Equipment      Equipment   Transponder  Building
                  Lease  #1     Lease  #2      Lease      Lease
                 ----------   -----------   -----------  --------

    1999          $ 105,730       $46,730   $      0     $ 18,100
    2000          $  18,706       $21,510                  76,200
    2001          $  18,706                                76,200
    2002                                                   19,050

NOTE  7  -  RELATED  PARTIES

The Company has engaged in transactions with certain other enterprises that are affiliated companies. These companies are controlled by the management and principal stockholders of American Independent Network. The controlled companies transactions are as follows:

                                  1999                1998
                                  Funds               Funds
                            --------------------------------------
                             Borrowed  Repaid   Borrowed  Repaid
                            ---------  -------  --------  --------
Cleveland  Broadcasting     $     500  $     0  $      0  $ 19,260
San  Antonio  Broadcasting  $       0  $20,300  $      0  $  9,794
TV  Channel  22             $       0  $     0  $ 22,500  $      0
ATN  Network                $       0  $     0  $702,767  $112,462
Shelley  Media  Marketing   $  29,950  $18,000  $      0  $    450

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

The Company acquired the Copyright to the Senior Channel in exchange for accounts receivable in the amount of $689,680 due to the Company from the owners of the Senior Channel Copyright. The Senior Channel has twenty four hour programming per day. There was no gain or loss recognized when accounts receivable for the Senior Channel was converted into Investment in Senior Channel. The Company's projections indicate that the cost will be recovered in four to five years. The Company continues to evaluate this asset quarterly and will amortize the cost over five years. The amortization during the Nine months ended September 30, 1999 was $103,452 and the cumulative amortization at September , 1999 was $241,388.


NOTE  10  -  INVESTMENT  IN  COMMON  STOCK

The Company owned 31,630 shares of Quick Tent, Inc. (NASD Small Cap QTNT)at September 30, 1998. The Company sold Quick Tent, Inc. stock in 1998 resulting in a loss of $31,748. This investment is included in Other Assets at September 30, 1998 at a value of $16,542.

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


NOTE 13 - RECONCILIATION OF CHANGES IN NOTES PAYABLE TO CASH FLOW GENERATED BY INCREASE IN NOTES PAYABLE

Notes  Payable  1998                               $1,603,529
Notes  Payable  1999                                1,561,979
                                                   -----------
Net  Change                                           (41,550)
Notes  paid  by  Conversion  to  Common  Stock         50,000
                                                   -----------
Cash  Flow  generated  by  Note  Payable             $  8,450
                                                   -----------


NOTE  14  -  CAPITAL  STOCK

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

The Company has had several judgments rendered against it. Judgments in place at September 30, 1999 are as follows:

                                        Judgment Entered For
                                        --------------------

Witner,  Poltraock,  Giampietro                   $  11,921
Hall,  Estill,  Hardwick  &  Gable                   29,862
New  Image  Video                                    90,000
Ira  Weingarten/Equity  Communications               60,000
                                                  ---------
                                                  $ 191,783
                                                  ---------

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

Result  of  OperationsBNine  Months  Ended  September  30,  1999  and  1998

     Revenues

     For the nine months ended September 30, 1999, revenues were $88,223 and for the comparable nine month period in 1998, revenues were $228,545. The decrease in 1999 revenues was due primarily to a decrease in 1999 in satellite channel lease revenues.

     Cost  of  Operations

     For the nine months ended September 30, 1999 and September 30, 1998, cost of operations were $582,189 and $500,608, respectively. The increase in cost of operations for the nine months ended September 30, 1999, is due primarily to an increase in production expenses and depreciation and amortization.

     General  and  Administrative

     For the nine months ended September 30, 1999 general and administrative expenses were $212,429 and for the nine months ended September 30, 1998, general and administrative expenses were $423,030. The decrease in general and administrative expenses for the nine months ended September 30, 1999 is due primarily to decreases in legal expenses, labor, telephone, transportation, office supplies and sales tax.

     Operating  Loss

     For the nine months ended September 30, 1999, the Company's operating losses were $779,263 and for the comparable period in 1998, the Company's operating losses were $743,702. The loss before income taxes and extraordinary items for the nine months ended September 30, 1999 was $967,854 as compared to a loss before income taxes and extraordinary items for the nine months ended September 30, 1998 of $1,042,656. Net loss for the nine months ended September 30, 1999 was $1,007,478 as compared to a net loss for the nine months ended September 30, 1998 of $1,076,306. The decrease in the loss before income taxes and extraordinary item in 1999 is due primarily to a decrease in general and administrative expenses and a decrease in other expenses being more than the decrease in revenues (caused by the decrease in satellite channel lease revenues). There was also an increase in cost of conversion of bridge loans and preferred stock.

     Net  Loss

     For the nine months ended September 30, 1999 and September 30, 1998, net loss per share was $.06 and $.07, respectively.

Liquidity  and  Capital  Resources

     The Company has financed its operations through a combination of the issuance of equity securities to private investors, issuance of private debt, loans from affiliates, and cash flow from operations. The Company has cumulative losses of $7,315,708 from inception through September 30, 1999.

     Current liabilities at September 30, 1999 were $2,715,762 which exceed current assets of $285,497 by $2,430,265. Current liabilities at September 30, 1998 exceeded current assets by $3,173,475. The increase in current assets in the third quarter of 1999 compared to the third quarter of 1998 was primarily due to the increase in cash. The current liabilities at September 30, 1999 decreased compared to September 30, 1998 due primarily to decreases in notes payable.

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




                                     PART II

                                OTHER INFORMATION

ITEM  2.     CHANGES  IN  SECURITIES.

     The following unregistered share issuances were effectuated by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2). Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. These issuances were the result of negotiations between the Company and the shareholders. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. The Company believes each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes each person was knowledgeable about the Company's operations and financial condition.

     On September 2, 1999, American Independent Network, Inc. (the "Company") closed a transaction (the "HTV Transaction") whereby the Company issued and sold 11,000,000 shares of its common stock to Hispano Television Ventures, Inc.
("HTV")  for  $500,000  in  cash.    The  Company  believes  that  HTV  issued
convertible debt to pay for the shares. HTV now owns approximately 57.9% of the presently outstanding shares of common stock of the Company, which represents a change in control of the Company.

ITEM  5.     OTHER  INFORMATION.

          In August, 1999, the Company entered into an Asset Transfer Agreement (the "Asset Transfer Agreement") with Hispano Television Ventures, Inc. ("HTV") whereby HTV agreed to pay certain obligations of the Company totaling $82,500, and the Company agreed to repay this amount to HTV on or before August 20, 1999 and to give HTV eight months of free use of the satellite uplink equipment and the satellite transponder, both of which the Company leases from third parties. The Asset Transfer Agreement provided that if the Company does not meet the terms of the Asset Transfer Agreement, then the Company is obligated to immediately transfer and assign to HTV: (i) the leases to the uplink equipment and the satellite transponder; and, (ii) the Company's FCC Radio Station Authorization (the "Earth Station License"), which was granted to the Company in 1997. The Earth Station License authorizes the Company to build and operate a domestic fixed transmit/receive C-band earth station uplink system on the Company's premises. The Earth Station License expires in July, 2007. The Company has not yet built the earth station uplink system. The Asset Transfer
Agreement provided that if the asset transfer is effectuated, HTV would allow the Company to use the transferred assets for a satellite usage fee of $22,500 per month, with one month of free usage, and the Company would be able to continue providing its programming to its network affiliates. The leases to the uplink equipment and the satellite transponder, and the Earth Station License are material and major assets of the Company. Although the Company did not repay HTV, the asset transfer has not been effectuated at this time. As part of the HTV Transaction, HTV will assist in the management of the operations of the Company on a interim basis.

     In October, 1999, the Company and HTV entered into a merger agreement which is subject to approval by the shareholders of the Company and HTV. Under the terms of the merger, HTV would merge into the Company, the assets of HTV would become the assets of the Company, and the shareholders of HTV would receive a total of 70,000,000 shares of American Independent Network. As discussed above, HTV previously purchased 11,000,000 shares of common stock from the Company for $500,000 in cash. Pursuant to the terms of the merger, these 11,000,000 shares would be returned to the Company as treasury stock or for cancellation

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits

     27.1     Financial  Data  Schedule

(b)     Reports  on  Form  8-K

The  Company  filed  a Report on Form 8-K dated September 2, 1999 which reported
Item 1. Changes in Control of Registrant, Item 2. Acquisition or Disposition of Assets and Item 5. Other events.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     American  Independent  Network,  Inc.

November  12,  1999                    /s/  Randy  Moseley
                                       ______________________________
                                       Randy  Moseley
                                       Director  and  Chief  Financial  Officer