Form 10KSB40
period 1999-12-31
HISPANIC TELEVISION NETWORK INC
filed 2000-04-24
CIK 1000876

==========================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                            ---------------------

                                   FORM 10-KSB

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1999

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ______ to _____

                        Commission file number 000-23105

                            ---------------------

                      HISPANIC TELEVISION NETWORK, INC.
      (Exact Name of Small Business Issuer as Specified in Its Charter)
                       DELAWARE                                  75-2504551
            (State or Other Jurisdiction of                     (IRS Employer
            Incorporation or Organization)                   Identification No.)

           6125 AIRPORT FREEWAY, SUITE 200,                           76117
                   FORT WORTH, TEXAS                               (Zip Code)
       (Address of Principal Executive offices)



        Issuer's telephone number, including area code: (817) 222-1234

                            ---------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

                            ---------------------

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

      State issuer's revenues for its most recent fiscal year: $278,186

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. The aggregate market value of our common stock held by non-affiliates as of April 11, 2000 was approximately $44, 241,251.00.

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of April 20, 2000, there were approximately 88,006,427 shares of our common stock issued and outstanding.

      Transitional Small Business Disclosure Format: Yes /  /     No /X/

==========================================================================

      Effective December 14, 1999, American Independent Network, Inc. merged with Hispano Television Ventures, Inc. and changed its name to Hispanic Television Network, Inc. and its Over the Counter Bulletin Board trading symbol to "HTVN."

                      HISPANIC TELEVISION NETWORK, INC.
                                TABLE OF CONTENTS

                                                                         PAGE

                                     PART I

Item 1.     Business......................................................1
Item 2.     Properties....................................................16
Item 3.     Legal Proceedings.............................................16
Item 4.     Submission of Matters to a Vote of Security Holders...........17

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.......................................................19
Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................20
Item 7.     Financial Statements and Supplementary Data...................25
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................25

                                    PART III

Item 9.     Directors and Executive Officers of the Registrant............25
Item 10.    Executive Compensation........................................28
Item 11.    Security Ownership of Certain Beneficial Owners and
            Management....................................................30
Item 12.    Certain Relationships and Related Transactions................31
Item 13.    Exhibits, Lists and Reports on Form 8-K.......................32
            Index to Consolidated Financial Statements and Consolidated
            Financial Statement Schedule.................................F-1

                                     PART I

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 24A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places including Item 1. "Business-Overview," Item 2. "Properties," Item 3. "Legal Proceedings and Administrative Matters," Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters," and Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Risk Factors." This report also identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

ITEM 1. BUSINESS

                                    OVERVIEW

      Hispanic Television Network, Inc. operates the only U.S. based, Spanish-language television network focused primarily on serving the Mexican origin Hispanic population, or Mexican Hispanics, which is the largest and fastest growing segment of the U.S. Hispanic population. Through this network, named Television Hispana and going by the call letters HTVN, we own or operate 16 television stations in 12 markets, of which 13 are currently broadcasting HTVN programming in nine markets, including two of the top ten markets ranked by Designated Market Area, or DMA. Currently, we are in negotiations to acquire an additional station in Dallas, Texas and a minority equity interest in an entity that owns stations in each of San Francisco, San Jose and Sacramento, California. In addition as part of our Internet strategy, we recently entered into an agreement to acquire a 48% interest in a Spanish-language Internet Portal, Cubico.com.

      HTVN delivers first run and syndicated, Spanish-language programming 24 hours a day, seven days a week. We have the exclusive broadcast rights to a variety of sports and entertainment programming, primarily directed at Mexican Hispanics. HTVN broadcasts a variety of other Spanish-language shows, including, sports (including boxing and Mexican Division I soccer), movies, news, entertainment, variety, and family programming. We obtain our programming from a variety of sources, including Multivision of Mexico, which is the third largest producer of Spanish-language programming in Mexico, Mex-Cinema, which licenses broadcast rights to Mexican movies, and various other third-party producers, as well as our own production studios. In addition, we anticipate that we will be producing local interest programming upon the completion of our production studios.

      We are targeting the Mexican Hispanic market because we believe that it contains vast marketing opportunities and is currently under-served. According to Census Bureau statistics, the Hispanic population as a whole is growing at approximately six times the rate of the non-Hispanic population in the U.S. Mexican Hispanics, which constitute 65.2% (or nearly 21.0 million people as of March 1998), are the largest segment of this growing group. As of March 1998, there were over 5.5 million Mexican Hispanic households, earning approximately $27,361 annually on average, according to US Census Bureau statistics. In addition to their size and resources, Mexican Hispanics tend to be geographically concentrated.

      We also own a general market, family-oriented English-language television network, the American Independent Network or AIN, that provides programming 24 hours a day, seven days a week to more than 35 affiliate stations reaching approximately 14.0 million households. In addition to our affiliates, viewers can view AIN programming over the Internet at www.broadcast.com. We have recently decided to focus primarily on the development of HTVN. In order to focus the majority of our time on the development of HTVN, we are exploring various opportunities for the best use of the AIN assets.

TELEVISION HISPANA NETWORK

      We own or operate 16 television stations in 12 markets, of which 13 are currently broadcasting HTVN programming in nine markets including two of the top ten markets ranked by DMA. We operate several stations through a local marketing agreement pursuant to which we control all programming, are entitled to all revenues and are liable for all expenses pending consummation of our acquisition of these stations. Additionally, we are negotiating the acquisition of an additional television station in Dallas, Texas, and a minority equity interest in an entity that owns stations in each of San Francisco, San Jose and Sacramento, California. We broadcast our programming to a combination of full-power and low-power stations, the latter of which are generally located close to or are directed at urban areas.

      The following table lists information concerning our owned or operated stations and their respective markets:



                                                      POPULATION IN MARKET      POPULATION AS A % OF        % OF
                                                         (IN THOUSANDS)              TOTAL DMA            HISPANIC
   RANK BY                                                                                               POPULATION
   HISPANIC          DMA MARKET                      HISPANIC      MEXICAN      HISPANIC     MEXICAN      THAT IS
  POPULATION         SERVED (1)        STATION(S)   POPULATION    POPULATION   POPULATION   POPULATION    MEXICAN
  ----------         ----------        ----------   ----------    ----------   ----------   ----------    --------
      7        San Antonio/              K52EA         1,078         988         54.3%         49.7        91.7%
               Eagle Pass/              KSAA LP
               Uvalde/Del Rio/            KVAW
               Carrizo Springs (6)       K07WU
                                          KTRG
                                         K11UG

      8        Harlingen/McAllen         K69HZ          831          790         88.1%         83.7        94.9%
      12       Phoenix/Globe (3)         K28FV          715          627         19.6%         17.2        87.8%
                                         KTVP56
                                         K30ES

      19       Corpus Christi            K12HP          337          309         60.4%         55.4        91.7%
      55       Oklahoma City (2)        KTOU LP         72            55          4.5%         3.5         76.7%
                                         KI7EX

      81       Tulsa                     K29DZ          32            21          2.5%         1.7         66.0%
      88       Beaumont/                 K09VO          24            18          5.3%         4.1         76.5%
               Port Arthur

               Clovis                    K53FU           9            5          28.9%         18.3        63.1%

----------------
(1)   If more than one station, total number of stations appears in parenthesis next to market name.

Source: Claritas, 1999

MARKETS SERVED

      Prior to our acquisition or assumption of operations of the following stations, none were broadcasting in Spanish. Currently, 12 of these stations, including K09VO (Beaumont), K11UG (Carrizo Springs), K12HP (Corpus Christi), KTRG (Del Rio), KVAW (Eagle Pass), K30ES (Globe), K69HZ (Harlingen/McAllen), KTOU LP, K17EK (Oklahoma City), K28FV (Phoenix), K52EA and KSAA LP (San Antonio), are broadcasting HTVN's Spanish-language programming.

      SAN ANTONIO. HTVN's television stations K52EA, KSAA LP, KVAW, K07WU, KTRG and K11UG serve the San Antonio, market, which includes Eagle Pass, Uvalde, Del Rio and Carrizo Springs. Combined, these markets have a total population of over
1.9 million, of which 998,217 are Mexican Hispanic, or 91.7% of all Hispanics in these markets. We acquired KSAALP in November 1999, and KVAW in February 2000. We assumed operations of K52EA, KO7WU, KTRG and K11UG in January 2000.

      HARLINGEN/MCALLEN. HTVN's television station K69HZ serves the Harlingen and McAllen markets. These markets have a combined population of 943,995, of which 789,652 are Mexican Hispanic, or 94.97% of all Hispanics in these markets. In January 2000, we assumed operations of this station.

      PHOENIX/GLOBE. HTVN's television stations K28FV, KTVP56 and K30ES serve the Phoenix and Globe markets. These markets have a population of 3.6 million, of which 627,402 are Mexican Hispanic, or 8.7% of all Hispanics in these markets. We assumed operations of K28FV in January 2000.

      CORPUS CHRISTI. HTVN's television station K12HP serves the Corpus Christi market, which has a population of 557,633, of which 309,095 are Mexican Hispanic, or 91.7% of the total Hispanic population in the Corpus Christi DMA. In January 2000, we assumed operations of K13WD and subsequently merged it with K12HP to increase station power.

      OKLAHOMA CITY. HTVN's television stations KTOULP and K17EZ serve the Oklahoma City, Norman and Enid markets. Combined, these markets have a total population of 1.2 million, of which 54,873 are Mexican Hispanic, or 76.7% of the Hispanic population in this DMA. We acquired KTOULP in May 1999 and assumed operations of K17EZ in January 2000.

      TULSA. HTVN's television station K29DZ serves the Tulsa market, which has a population of 928,900, of which 20,892 are Mexican Hispanic, or 66% of the Hispanic population. We assumed operations of this station in January 2000.

      BEAUMONT. HTVN's television station K09VO serves the Beaumont and Port Arthur markets with a population of 444,534, of which 18,092 are Mexican Hispanic, or 76.5% of the Hispanic population. We acquired this station in April 1999.

      CLOVIS. HTVN's television station K53FU serves the Clovis, New Mexico market, which has 5,870 Mexican Hispanics in a total population of 37,933. We assumed operations of this station in January 2000.

PROGRAMMING

      HTVN broadcasts first-run Spanish-language programming 24 hours a day, seven days a week. To insure the quality of our programming, we have decided that we will not air "infomercials," or program-like commercials on HTVN.

      A typical 24 hour schedule during the week of network programming is as follows:



   CENTRAL        MONDAY        TUESDAY     WEDNESDAY     THURSDAY       FRIDAY       SATURDAY      SUNDAY       CENTRAL
    T-ZONE                                                                                                        T-ZONE
        6:00am                                       Entranas del Pueblo                                             6:00am
        6:30am                             MVS Noticias                             Desafio Academico                6:30am
        7:00am                               Cartoons                                Aventuras                       7:00am
                                                                                        de...
        7:30am                               Cartoons                                                                7:30am
        8:00am                                                                                   Cartoons            8:00am
        8:30am                                Novela                                  Cartoons                       8:30am
        9:00am                                                                                                       9:00am
        9:30am                                Novela                                   Chiqui        Movie           9:30am
                                                                                        Show

       10:00am                                                                        Bartolo      Explosivo        10:00am
                                                                                                      Mus

       10:30am                                                                       La Paloma     La Paloma        10:30am
       11:00am                                                                       La Pareja       Lucha          11:00am
                                                                                        Sin          Libre
       11:30am                                Movie                                     VIP        Mexicana         11:30am
       12:00pm                                                                         Vamos        Bandazo         12:00pm
                                                                                                    Musical

       12:30pm                                                                       Chismes y                      12:30pm
                                                                                        Mas

        1:00pm                                Movie                                    Musica         No             1:00pm
                                                                                        sin         Confies

        1:30pm                                                                       Fronteras                       1:30pm
        2:00pm                                                                                                       2:00pm
        2:30pm                                Movie                                                                  2:30pm
        3:00pm  Chespirito      Bartolo        Los        La Media         Los         Movie         Movie           3:00pm
                                            Polivoces       Ochoa        Beverly
        3:30pm                                                                                                       3:30pm
        4:00pm                               Cartoons                                                                4:00pm
        4:30pm                              A Tu Salud                                 Movie         Movie           4:30pm
        5:00pm                                                                                      Musica           5:00pm
                                                                                                      Sin

        5:30pm                           Agua y Chocolate                                          Fronteras         5:30pm
        6:00pm                         Recuerdos de Mi Vida               Quien        Movie         Vamos           6:00pm
                                                                           Tiene

        6:30pm                           Cronica Especial               La Razon                   Chismes y         6:30pm
                                                                                                      Mas

        7:00pm                                                           Cuanto                                      7:00pm
        7:30pm                             Super Facil                   Cuesta        Movie         Boxeo           7:30pm
                                                                                                    Mundial

        8:00pm                                                                        Cuentos                        8:00pm
        8:30pm                                                                        Cuentos                        8:30pm
        9:00pm                                Movie                                                                  9:00pm
        9:30pm                             MVS Noticias                                                              9:30pm
       10:00pm                             Score Final                                                              10:00pm
       10:30pm                         Libertad Para Elegir                            Movie         Movie          10:30pm
       11:00pm                                                                        Bartolo        Lucha          11:00pm
                                                                                                     Libre

       11:30pm                                Novela                                               Mexicana         11:30pm
       12:00am                                                                         Movie                        12:00am
       12:30am                                Novela                                   Pareja                       12:30am
                                                                                      Sin Par

        1:00am                                                                        Bartolo                        1:00am
        1:30am                                                                          Los          Movie           1:30am
                                                                                      Beverly

        2:00am                                                                        La Media                       2:00am
                                                                                       Ochoa

        2:30am                                Movie                                  Explosivo                       2:30am
                                                                                        Mus

        3:00am                                                                                       Movie           3:00am
        3:30am                                                                                                       3:30am
        4:00am                                Movie                                    Movie                         4:00am
        4:30am                                                                                       Movie           4:30am
        5:00am                                                                                                       5:00am
        5:30am                                Movie                                    Movie        Bandazo          5:30am
                                                                                                    Musical

                                       4

      We designed our programming to appeal to Mexican Hispanics in particular and Hispanics in general. We believe that we achieve this goal by the following:

      WE PROVIDE TAILORED CONTENT. We broadcast programming designed to appeal to the Mexican Hispanic population, including Spanish-language sporting events (such as boxing and Mexican Division I soccer), news, movies, variety shows (such as Chismes y Mas, Explosivo Musical and Pulsar), family and talk shows (such as Agua y Chocolate, Show con Toni and Quien Tiene La Razon). We will also provide and produce local interest segments, such as community affairs shows. Furthermore, we will tailor our programming in each market to reflect the majority segment of the Hispanic populations in that market.

      WE HAVE SECURED RIGHTS TO SPANISH-LANGUAGE PROGRAMMING. In order to provide quality Spanish-language programming, we have entered into arrangements with various third party producers. Currently we are negotiating the terms of a programming agreement with Multivision. Pending execution of this agreement, Multivision has granted us the exclusive rights to broadcast all of its Spanish-language production in the U.S., which includes first-run sporting events, variety shows, talk shows and family programming. We have also obtained the exclusive right (except in Los Angeles) to broadcast over 400 movies in the Mex-Cinema library. Additionally, we have contracted with Auckland Entertainment, which produces Cuanto Cuesta el Show, Quien Tiene la Razon, La Tarde Lunatica and Chiqui Show, for the exclusive right to broadcast their programming for 6 months. We obtain Mexican Division I men's soccer from Excalibur, from which we have the right to air from 22 games during the 2000 season. We also obtain additional programming from Enigma.

      WE INTEND TO PRODUCE ORIGINAL PROGRAMMING. As part of establishing our HTVN brand identity, we intend to produce original programming at our production studio, currently under construction.

AMERICAN INDEPENDENT NETWORK

      We also own a general market, family-oriented television network, the American Independent Network or AIN, that provides programming 24 hours a day, seven days a week to more than 35 affiliate stations reaching approximately 14.0 million households. In addition to our affiliates, viewers can view AIN programming over the Internet at www.broadcast.com.

      We have recently decided to focus primarily on the development of HTVN. In order to focus the majority of our time on the development of HTVN, we are exploring various opportunities for the best use of the AIN assets.

PROGRAMMING

      AIN provides general market, family-oriented programming to our affiliates. Our programming includes movies, second run television shows, events and educational programs. We currently own the exclusive rights to approximately 2,000 shows and movies. Although we have the ability to produce our own programming for AIN, we believe that we can obtain licenses to additional programming for less than it costs us to produce comparable programming. As a result, we have obtained licenses from third-party production companies and syndicators for the broadcast of additional programming.

      Our form of licensing rights agreement contains barter terms pursuant to which we obtain broadcasting rights to certain identified programming and in exchange, we give the licensor advertising time during the broadcast of such programs. Generally speaking, in a thirty (30) minute program there are normally seven and one-half (7.5) minutes of commercial time, which time is allocated as follows:

      o      two (2) minutes to the licensor;

      o      two (2) minutes to our affiliate station; and

      o      three and one-half (3.5) minutes to AIN.

The licensor can then sell this advertising time to outside parties, thereby earning income on the licensing of their program. Our licensing agreements are generally for a term of 52 weeks and are cancelable by either party upon two (2) weeks written notice. We also have the right to refuse any program, without prior notice, if the content, subject matter, or production quality does not meet our standards.

      AFFILIATES

      Currently, we have over 35 affiliates located in over 35 markets and reaching approximately 14.0 million households. Our affiliates are comprised of both television and cable stations.

      Generally, we require that an affiliate broadcast a minimum of 12 hours of our programming within a 24 hour period. Approximately half of our affiliates broadcast 18 hours or more of our AIN programming, with the remaining half airing at least 12 hours. We receive revenue for network advertising only for that portion of time that the affiliate broadcasts our programming.

      We grant our AIN affiliates a limited license pursuant to a license agreement. This limited license permits our affiliates to receive AIN programming via satellite transmissions and to exhibit and rebroadcast our programming. Affiliates may rebroadcast any portion of the programming received up to a maximum of two times within 24 hours of receipt. They must broadcast the programming received in its entirety at least one time between the hours of 7:00 a.m. and 1:00 a.m. Additionally, we review affiliates' weekly broadcast logs in order to monitor compliance with these requirements. Our affiliates agree that they will not preempt, cover or in any way disrupt national advertisements contained in any program or portion thereof that they broadcast with the exception of two (2) two-minute spots per hour as well as two (2) ten-second station breaks per hour. Additionally, our affiliate agreements generally provide that each affiliate may use approximately four (4) minutes per hour for local commercials or other announcements. Either we or our affiliate may cancel the agreement at any time with thirty (30) days written notice.

      In exchange for providing the affiliate with programming and commercial time, we retain the remainder of the advertising time, which we sell to advertising firms and independent advertisers, or use it to barter with third-parties to acquire additional programs.

      MARKETING

      Marketing professionals, known as account executives, will target advertisers in key Hispanic markets. They will consist of network and national spot account executives and local spot account executives. Account executives targeting network advertisers will serve a dual role as national spot sellers. These sales executives will have the flexibility of offering a network wide sales package or a market specific sales package. Generally, the majority of network and national spot advertising sales is generated from the same advertising agencies. This efficiency will allow us to generate greater profits while controlling our own sales efforts. Account executives responsible for local spot sales will be located in each of our owned and operated stations. They will target advertising agencies, businesses and service providers in their individual markets.

      These marketing efforts will be enhanced through the use of research developed by our in-house research department utilizing both qualitative and quantitative information. This research will allow the sales departments to better negotiate and price our commercial inventory. The research department will further help our sales efforts by identifying and targeting advertisers who either do not purchase advertising in Spanish language broadcasting or under utilize this medium.

      We intend to operate national and network sales offices in Los Angeles, New York, Miami, Chicago, San Francisco, Dallas and San Antonio.

      COMPETITION

      SPANISH-LANGUAGE TELEVISION BROADCASTING

      The television broadcast industry is highly competitive. We compete for available airtime, channel capacity, advertiser revenue, revenue from license fees, number of viewing households, and programming material. The financial success of our television stations is dependent on audience ratings and revenues from advertisers within each station's geographic market. Our stations compete for revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Some competitors are part of larger companies with substantially greater financial resources than we have.

      Univision and Telemundo are our main competitors in the Spanish-language television market. Currently, Univision has an 84% market audience share whereas Telemundo has a 13% market audience share. Competition in the broadcast industry occurs primarily in individual markets. Most of our owned or affiliate stations compete directly with a station owned by or affiliated with Univision or Telemundo.

      Conventional commercial television broadcasters also face competition from other programming, entertainment and video distribution systems, the most common of which is cable television. These other programming, entertainment and video distribution systems can increase competition for a broadcasting station by bringing into its market distant broadcast signals not otherwise available to a station's audience and also by serving as distribution systems for non-broadcast programming. Programming is now being distributed to cable television systems by both terrestrial microwave systems and by satellite. Other sources of competition include home entertainment systems (including video cassette recorders and playback systems, video discs and television game devices), multi-point distribution systems, multi-channel multi-point distribution systems, video programming services available through the Internet and other video delivery systems. Our television stations also face competition from direct broadcast satellite services which transmit programming directly to homes equipped with special receiving antennas and from video signals delivered over telephone lines. Satellites may be used not only to distribute non-broadcast programming and distant broadcasting signals but also to deliver certain local broadcast programming which otherwise may not be available to a station's audience.

      The broadcasting industry is continuously faced with technological change and innovation and the possible rise in popularity of competing entertainment and communications media. The rules and the policies of the FCC also encourage increased competition among different electronic communications media. As a result, we may experience increased competition from other free or pay systems that deliver entertainment programming directly to consumers and this could possibly have a material adverse effect on our operations and results. For example, commercial television broadcasting may face future competition from interactive video and data services that provide two-way interaction with commercial video programming, along with information and data services that may be delivered by commercial television stations, cable television, direct broadcast satellites, multi-point distribution systems, multi-channel multi-point distribution systems, Class A low power television stations, digital television and radio technologies, or other video delivery systems.

      In addition, actions by the FCC, Congress and the courts all presage significant future involvement in the provision of video services by telephone companies. The Telecommunications Act of 1996 lifts the prohibition on the provision of cable television services by telephone companies in their own telephone areas subject to regulatory safeguards and permits telephone companies to own cable systems under certain circumstances. It is not possible to predict the effect on our television stations of any future relaxation or elimination of the existing limitations on the ownership of cable systems by telephone companies. The elimination or further relaxation of the restriction, however, could increase competition that our television stations face from other distributors of video programming.

      Factors that are material to a television station's competitive position include signal coverage, local program acceptance, network affiliation, audience characteristics, assigned frequency and strength of local competition. Although there is competition for our target market, we believe that we possess certain competitive advantages over our competitors, including:

      OUR FOCUS ON THE MEXICAN HISPANIC MARKET. Unlike our main competitors, we are focusing primarily on the Mexican Hispanic market, which we believe is grossly under-served. In spite of the fact that Mexican Hispanics represent roughly 65.2% of the total Hispanic population in the U.S., our competitors do not focus to any special degree on this group's specific cultural likes and dislikes. We believe that this market will respond favorably to a television market that tailors its programming to their tastes.

      OUR ABILITY TO BROADCAST IN DIGITAL. Unlike many television networks, we have a fully-digital earth station from which we broadcast our programming in digital. We completed this conversion in anticipation of an FCC regulation requiring all television stations to broadcast in digital by 2006. The operation of a digital control room requires much less input and effort than a traditional analog station. Although, not all of our owned or operated and affiliate stations have the ability to broadcast in digital, sending out a digital signal helps reduce our operating costs because operating a digital station requires less employees. Further, we have already borne the cost of converting our facilities to digital, unlike many of our competitors which will have to convert to digital in order to comply with FCC regulations.

      OUR MANAGEMENT TEAM REFLECTS OUR TARGET AUDIENCE. From our Chief Executive Officer, Marco Camacho, to our Director of Sales, Rod Rodriguez, Program Director, Sara Garibay, our director of Network Operations, Joe Castro, and our Director of Community Affairs, Lupe Casares, our team is comprised of many Mexican Hispanics as well as other Hispanic individuals. We believe that the best way to understand the needs and wants our of target market is to include people that share a similar cultural background to our target audience. The nature of our management team is also reflective of our dedication to the creation of a Spanish-language television network for Mexican Hispanics. In addition and in contrast to other Spanish-language networks, we are headquartered in Texas, where over 19% of the U.S. Hispanic population resides.

NEW MEDIA STRATEGIC RELATIONSHIP

      In connection with our plan to become a new media company, we have entered into a strategic agreement with Cubico.com on March 15, 2000. Cubico is a Spanish-language Internet portal that is focused on the Hispanic youth market. Cubico will offer free, bundled integrated Web-based services that closely suit existing sharing and intercommunication needs of the Hispanic community.

      We have agreed to a three year term after which we can renew or either party can terminate. Pursuant to the terms of this letter of intent, we will receive from Cubico the following:

      o 24-hour display of the HTVN logo, exclusive of all other Spanish-language television networks;

      o Continuous display of a hyperlink button displayed on the Cubico home page that links users to real time HTVN programming;

      o 7,800,000 shares of Cubico's Series B Preferred Stock, resulting in an equity position equaling approximately 48% of total outstanding stock, prior to any dilution resulting from subsequent financing rounds;

      o Revenues from click through, advertising and e-commerce transaction fees;

      o $500,000 in cash, paid $100,000 at closing if certain events have occurred and $400,000 upon consummation of a subsequent financing round; and

      o $5.0 million from the sale of 5.0 million shares of our stock at $1.00 per share.

      In exchange for the hyperlink and equity position in Cubico, we have agreed to give Cubico the following:

      o Aggregate of $100 million in advertising time over the HTVN network, to be used by Cubico in their discretion over a period of three years;

      o     An ownership interest of no more than 50% and no less than 25% in 10
            (ten) of HTVN's owned stations in such markets as HTVN and Cubico agree and 10% of the gross revenues from such stations pursuant to the terms of a three-year License Management Agreement;

      o Sell 5.0 million shares of our common stock at a $1.00 per share, including certain registration rights, subject to an all or nothing repurchase by HTVN under certain circumstances; and

      o Sponsorship of educational programs explaining different aspects of Internet use;

      o Exclusive display rights of the Cubico.com logo on the HTVN network, in the form of "billboards," which are five second full screen images identifying an advertiser as the sponsor of a specific program or segment;

      o     Use and access to HTVN's program inventory;

      o Use of HTVN's sales force to aid in the sale of advertising on Cubico.com

      In the event that either party terminates the relationship at the end of the three year term, we have repurchase rights with respect to the shares of our common stock and minority interests in the stations. If we assume up to $5.0 million in liabilities of Cubico within 90 days of the end of the terms and (a) Cubico has yet to have an effective registration statement covering shares of Cubico for at least $7.00 per share and gross proceeds of at least $10.0 million or (b) Cubico is acquired by merger or sells it assets, then we can repurchase all of the 5 million shares of our common stock for $1.00 per share and all the interests in the stations for their fair market value.

MATERIAL PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

      In the course of its business, our networks use various trademarks, trade names and service marks, including their logos in their advertising and promotions. We believe the strength of our trademarks, trade names and service marks are important to our business and intend to continue to protect and promote our marks as appropriate. Currently, we have applied for trademark protection on HTVN and certain other brand identification. There can be no assurance that we will receive each of these trademarks. Other than these pending trademarks and our FCC licenses, we do not hold or depend upon any material patent, government license, franchise or concession.

FEDERAL COMMUNICATIONS COMMISSION REGULATION

      FCC LICENSES

      Television broadcasting is a regulated industry and is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended from time to time. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The Communications Act empowers the FCC, among other things:

      o     to issue, revoke and modify broadcast licenses;

      o to decide whether to approve a change of ownership or control of station licenses;

      o     to regulate the equipment used by stations; and

      o to adopt and implement regulations to carry out the provisions of the Communications Act.

Failure to observe FCC or other governmental rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short, or less than maximum, license renewal terms or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or denial of FCC consent to acquire additional broadcast properties.

      LICENSE GRANT & RENEWAL

      Television broadcast licenses are granted for a maximum period of eight years upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. Television licenses are subject to renewal upon application to the FCC, which is required under the Communications Act to grant the renewal application if it finds that the station: (1) has served the public interest, convenience and necessity; (2) has committed no serious violations of the Communications Act or the FCC's rules; and (3) has committed no other violations of the Communications Act or the FCC's rules which would constitute a pattern of abuse. If the FCC cannot make such a finding, it may deny a renewal application, and only then may the FCC accept other applications to operate the station of the former licensee. Under the Telecommunications Act of 1996 ("1996 Act"), as implemented in the FCC's rules, a competing application for authority to operate a station and replace the incumbent licensee may not be filed against a renewal application and considered by the FCC in deciding whether to grant a renewal application. FCC licenses generally are renewed. Although there can be no assurance that our current licenses will be renewed, we are not aware of any facts or circumstances that would prevent such license renewals.

      Currently, we have FCC licenses for KTOU LP and KTVP and have pending license applications for each of KSAA LP, K09VO, KVAW and K30ES. The remainder of our stations are operated under a local marketing agreement. We intend to convert these remaining stations from the local marketing agreement to FCC licenses in our name in calendar 2000, although we can offer no assurances that we will file license applications for these stations during 2000. Although there can be no assurance that these pending or planned license applications will be granted, we are not aware of any facts or circumstances that would prevent such license grants.

      Recently, we have made application on each station that we own and have had the owner of each station that we operate make application in order to obtain Class A status for each of the stations. We anticipate the granting of such status in May 2000. Although there can be no assurances that we will receive such status, if we do, the license expiration date for all of the full and low power stations will become March 2006 and January 2006, respectively.

      The licenses for our owner or operated stations expire as follows:

                               EXPIRATION            FULL OR LOW
    STATION LICENSE             DATE(1)                 POWER              UHF/VHF
    ---------------             --------                -----              -------
         K52EA               August 1, 2006              LP                  UHF
        KSAALP               August 1, 2006              LP                  UHF
         KVAW                August 1, 2006              FP                  UHF
        K07WU*               August 14, 2000             LP                  VHF
         KSTI*             September 23, 2000            LP                  UHF
         K28FV               October 1, 2006             LP                  UHF
        KTVP56               October 1, 2006             LP                  UHF
         K12PH               August 1, 2006              LP                  VHF
        KTOULP                June 1, 2006               LP                  UHF
         K17EX                June 1, 2006               LP                  UHF
        K29DZ*               October 7, 2001             LP                  UHF
         K09VO               August 1, 2006              LP                  VHF
         KTRG                August 1, 2006              FP                  VHF
        K53FU*              January 16, 2001             LP                  UHF
        K30ES*              December 22, 2000            LP                  UHF
        K11UG*              October 16, 2000             LP                  VHF

---------------
      (1) Upon receipt of Class A status, the expiration date for Full Power stations will be March 2006 and for Low Power Stations will be January 2006.

      * Currently being operated under a construction permit.

      TRANSFERS OR ASSIGNMENT OF LICENSE

      The Communications Act prohibits the assignment of a broadcast license or transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including:

      o compliance with various rules limiting common ownership of media properties;

      o the character of the licensee and those persons holding attributable interests therein; and

      o compliance with the Communications Act's limitations on alien ownership.

Character generally refers to the likelihood that the licensee or applicant will comply with applicable law and regulation. Attributable interests generally refers to the level of ownership or other involvement in station operations that would result in the FCC attributing ownership of that station or other media outlets to the person or entity in determining compliance with FCC ownership limitations.

      To obtain the FCC's prior consent to assign a broadcast license or transfer control of a broadcast licensee, an application must be filed with the FCC. If the application involves a substantial change in ownership or control, the application must be placed on public notice for a period of no less than 30 days during which petitions to deny the application or other objections may be filed by interested parties, including certain members of the public. If the FCC grants the application, interested parties have no less than 30 days from the date of public notice of the grant to seek reconsideration or review of that grant by the full commission or, as the case may be, a court of competent jurisdiction. The full FCC has an additional 10 days to set aside on its own motion any action taken by the FCC's staff acting under delegated authority. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

      MULTIPLE AND CROSS-OWNERSHIP RESTRICTIONS

      The FCC imposes significant restrictions on certain positional and ownership, or "attributable", interests that a single entity can hold in broadcast television stations, cable systems and other media. These rules limit the number of television stations that a single entity can own, control or influence in both national and local markets, and also limit the permissible ownership combinations involving television stations and other types of media, such as radio, cable and newspapers.

      Under the FCC's rules, officers, directors and equity holders who own 5% or more of the outstanding voting stock of a licensee are deemed to have an "attributable" interest in the Company. Certain institutional investors who exert no control or influence over a licensee may, however, own up to 20% of the outstanding voting stock before their interest will be attributed. Nonvoting stockholders, minority voting stockholders in companies controlled by a single majority stockholder, and holders of options and warrants are generally exempt from attribution under current rules. However, under the FCC's new equity-debt plus rule, a party will be deemed to be attributable if it owns a non-voting interest exceeding 33% of the total asset value (including debt and equity) of the licensee and it either provides 15% of the station's weekly programming or owns an attributable interest in another broadcast station, cable system or daily newspaper in the market, even if there is a single majority shareholder.

      Under the FCC's rules, an individual or entity may hold attributable interests in an unlimited number of television stations nationwide, subject to the restriction that no individual or entity may have an attributable interest in television stations reaching, in the aggregate, more than 35% of the national viewing audience. For purposes of this calculation, stations in the UHF band, which covers channels 14 - 69, are attributed with only 50% of the households attributed to stations in the VHF band, which covers channels 2 - 13. Under its recently revised ownership rules, if an entity has attributable interests in two television stations in the same market, the FCC will count the audience reach of that market only once for purposes of applying the national ownership cap.

      Last year, the FCC relaxed it "television duopoly" rule, which previously barred any entity from having an attributable interest in two television stations with overlapping service areas. The FCC's new television duopoly rule permits a party to have attributable interests in two television stations without regard to signal contour overlap provided the stations are licensed to separate Designated Market Areas ("DMA"), as determined by Nielsen. In addition, the new rule permits parties to own up to two television stations in the same DMA as long as at least eight independently owned and operating full-power television stations remain in the market at the time of acquisition, and at least one of the two stations is not among the top four ranked stations in the DMA based on specified audience share measures. The FCC also may grant a waiver of the television duopoly rule if one of the two television stations is a "failed" or "failing" station, if the proposed transaction would result in the construction of an unbuilt television station, or if extraordinary public interest factors are present.

      Last year, the FCC also relaxed its "one-to-a-market" rule, which restricts the common ownership of television and radio stations in the same market. One entity may now own up to two television stations and six radio stations in the same market provided that: (1) 20 independent voices (including certain newspapers and a single cable system) will remain in the relevant market following consummation of the proposed transaction, and (2) the proposed combination is consistent with the television duopoly and local radio ownership rules. If fewer than 20 but more than 9 independent voices will remain in a market following a proposed transaction, and the proposed combination is consistent with the FCC's rules, a single entity may have attributable interests in up to two television stations and four radio stations. If neither of these various "independent voices" tests are met, a party generally may have an attributable interest in no more than one television station and one radio station in a market. The FCC's rules restrict the holder of an attributable interest in a television station from also having an attributable interest in a daily newspaper or cable television system serving a community located within the coverage area of that television station.

      Although the FCC's recent revisions to its broadcast ownership rules became effective on November 16, 1999, several petitions have been filed at the FCC seeking reconsideration of the new rules. The Company cannot predict the outcome of these reconsideration requests.

      RESTRICTIONS ON FOREIGN OWNERSHIP

      The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by foreign citizens or any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also authorizes the FCC to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. The FCC has interpreted these restrictions to apply to other forms of business organizations, including partnerships.

      PROGRAMMING AND OPERATION

      The Communications Act requires broadcasters to serve the public interest, convenience and necessity. The FCC has gradually restricted or eliminated many of the more formalized procedures it had developed to promote the broadcast of programming responsive to the needs of the station's community of license. Licensees continue to be required, however, to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming will be considered by the FCC when it evaluates the licensee's renewal application, but these complaints may be filed and considered at any time.

      Stations must also pay regulatory and application fees and follow various FCC rules that regulate, among other things:

      o     political advertising;

      o     children's programming;

      o     commercial advertising on children's programming;

      o     the broadcast of obscene or indecent programming;

      o     sponsorship identification; and

      o technical operations and equal employment opportunity requirements.

      Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short or less than the maximum renewal terms, or for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

      MUST-CARRY / RETRANSMISSION CONSENT

      As part of the Cable Television Consumer Protection and Competition Act of 1992, television broadcasters are required to make triennial elections to exercise either "must-carry" or "retransmission consent" rights with respect to their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its television market or DMA. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can negotiate the terms under which the cable system will carry its broadcast signal.

      The United States Supreme Court upheld the validity of the must-carry rules in a 1997 decision. These must-carry rights are not absolute and their exercise is dependent on a variety of factors, including: (i) the number of active channels on the cable system; (ii) the location and size of the cable system; and (iii) the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system. Therefore, under certain circumstances, a cable system may decline to carry a given station.

      Under the FCC's rules, television stations were required to make their election between must-carry and retransmission consent status by October 1, 1999, for the period from January 1, 2000 through December 31, 2002. Television stations that failed to make an election by the specified deadline were deemed to have elected must-carry status for the relevant three-year period. Each of our stations has elected must carry status.

      The FCC is currently conducting a rulemaking proceeding to determine the scope of the cable systems' carriage obligations with respect to digital broadcast signals during and following the transition from analog to digital broadcasting.

      REVIEW OF MUST CARRY RULES

      FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each television broadcaster to elect, at three year intervals beginning October 1,1993, to either:

      o require carriage of its signal by cable systems in the station's market, which is referred to as must carry rules; or

      o negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market, which is referred to as retransmission consent.

      The United States Supreme Court upheld the must-carry rules in a 1997 decision. These must carry rights are not absolute, and their exercise is dependent on a variety of factors such as:

      o     the number of active channels on the cable system;

      o     the location and size of the cable system; and

      o the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system.

Therefore, under certain circumstances, a cable system may choose to decline to carry a given station. We have elected must carry with respect to each of our stations which are each carried on the related cable system.

      LOCAL MARKETING AGREEMENTS

      We have, from time to time, entered into local marketing agreements, or LMAs, generally in connection with pending station acquisitions. By using LMAs, we can provide programming and other services to a station that we intend to acquire before we receive all applicable FCC and other governmental approvals that are necessary to consummate that assignment.

      FCC rules and policies generally permit LMAs if the station licensee retains ultimate responsibility for and control of the applicable station, including finances, personnel, programming and compliance with the FCC's rules and policies. We cannot be sure that we will be able to air all of our scheduled programming on a station with which we have LMAs or that we will receive the anticipated revenue from the sale of advertising for such programming.

      For purposes of its national and local multiple ownership rules, the FCC attributes LMAs that involve more than 15% of the brokered station's weekly program time. Thus, if an entity owns one television station in a market and has a qualifying LMA with another station in the same market, this arrangement must comply with all of the FCC's ownership rules including the television duopoly rule. LMA arrangements entered into prior to November 5, 1996 are grandfathered until 2004. LMAs entered into on or after November 5, 1996 have until approximately August 2001 to comply with this requirement. Petitions for reconsideration have been filed against the FCC order that adopted these requirements.

      DIGITAL TELEVISION SERVICES

      The FCC has adopted rules for implementing digital television service in the United States. Implementation of digital television will improve the technical quality of television signals and provide broadcasters the flexibility to offer new services, including high-definition television and data broadcasting. The FCC has established service rules and adopted a table of allotments for digital television. The table of digital allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to digital television, conditioned upon the surrender of one of the channels at the end of the digital television transition period. We have commenced construction of digital facilities for each of its stations. We have also preserved our ability to maximize the DTV facilities for each of our stations, and we will file maximization applications by the FCC's May 1, 2000 deadline.

      The digital television implementing rules permit broadcasters to use their assigned digital spectrum to provide a variety of ancillary or supplemental services including, for example, data transfer, subscription video, interactive materials, and audio signals, subject to the requirement that they continue to provide at least one free, over-the-air television service. The FCC has established May 1, 2002 as the deadline for initiation of digital television service for all television stations and 2006 as the date that television broadcasters must return their analog license to the FCC unless specified conditions exist, that in effect limit the public's access to digital television in a particular market. These dates are subject to biennial reviews that will evaluate the progress of the DTV transition, including the rate of consumer acceptance. The FCC also has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they receive subscription fees or compensation other than advertising revenues derived from free over-the-air broadcasting services.

      Equipment and other costs associated with the digital television transition, including the necessity of temporary dual-mode operations, will impose some near-term financial costs on television stations providing the services. The potential also exists for new sources of revenue to be derived from digital television. We cannot predict the overall effect the transition to digital television might have on our business.

      SATELLITE HOME VIEWER IMPROVEMENT ACT

      The Satellite Home Viewer Improvement Act ("SHVIA") enables satellite carriers to provide more television programming to subscribers. Specifically,
SHVIA: (1) provides a statutory copyright license to enable satellite carriers to retransmit a local television broadcast station into the station's local market (i.e., provide "local-into-local" service); (2) permits the continued importation of distant network signals (i.e., network signals that originate outside of a satellite subscriber's local television market or DMA) for certain existing subscribers; (3) provides broadcast stations with retransmission consent rights; and (4) mandates carriage of broadcast signals on a "local-into-local" basis after a phase-in period. "Local markets" are defined to include both a station's DMA and its county of license.

      SHVIA requires that, with several exceptions, satellite carriers may not retransmit the signal of a television broadcast station without the express authority of the originating station. Such express authorization is not needed, however, when satellite carriers retransmit a station's signal into its local market (i.e., provide local-into-local transmissions) prior to May 28, 2000. This retransmission can occur without the station's consent. Beginning May 29, 2000, however, a satellite carrier must obtain a station's consent before retransmitting its signal within the local market. Additional exceptions to the retransmission consent requirement exist for noncommercial stations, certain superstations and broadcast stations that have asserted their must-carry rights.

      In addition, SHVIA permits satellite carriers to provide distant or nationally broadcast programming to subscribers in "unserved" households (i.e., households are unserved by a particular network if they do not receive a signal of at least Grade B intensity from a station affiliated with that network) until December 31, 2004. However, satellite television providers can retransmit the distant signals of no more than two stations per day for each television network.

      SHVIA also provides for mandatory carriage of all television broadcast stations by satellite carriers, effective January 1, 2002, under certain circumstances. Effective January 1, 2002, a satellite carrier that retransmits one local television broadcast station into its local market under a retransmission consent agreement, must carry upon request all television broadcast stations in that same market. Satellite carriers are not required, however, to carry the signal of a station that substantially duplicates the programming of another station in the market, and are not required to carry more than one affiliate of the same network in a given market unless the television stations are located in different states.

      In addition, SHVIA requires the FCC to commence a rulemaking proceeding that extends the network nonduplication, syndicated exclusivity and sports blackout rules to the satellite retransmission of nationally distributed superstations. The FCC already has initiated several rulemaking proceedings, as required by SHVIA, to implement certain aspects of this Act.

      CHILDREN'S TELEVISION ACT

      The FCC's rules limit the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends. Violations of the children's commercial limitations may result in monetary fines or non-renewal of a station's broadcast license. FCC rules further require television stations to serve the educational and informational needs of children 16 years old and younger through the stations' own programming as well as through other means. The FCC has guidelines for processing television station renewals under which stations are found to have complied with the children's programming requirements if they broadcast three hours per week of "core" children's educational programming, which among other things, must have as a significant purpose serving the educational and informational needs of children 16 years of age and younger. A television station that the FCC finds not to have complied with the "core" programming processing guideline could face sanctions, including monetary fines and the possible non-renewal of its broadcasting license, if it has not demonstrated compliance with the children's programming requirements in other ways. The FCC has indicated its intent to strictly enforce its children's television rules. Television broadcasters must file periodic reports with the FCC to document their compliance with foregoing obligations.

      PROPOSED REGULATIONS AND LEGISLATION

      In 1995, the FCC issued notices of proposed rulemaking proposing to modify or eliminate most of its remaining rules governing the broadcast network-affiliate relationship. The network-affiliate rules were originally intended to limit networks' ability to control programming aired by affiliates or to set station advertising rates and to reduce barriers to entry by networks. The dual network rule, which generally prevents a single entity from owning more than one broadcast television network, is among the rules under consideration in these proceedings. Although the Telecommunications Act substantially relaxed the dual network rule by providing that an entity may own more than one television network, none of the four major national television networks may merge with each other or acquire certain other networks in existence on February 8, 1996. We cannot predict how or when the FCC proceeding will be resolved or how those proceedings or the relaxation of the dual network rule may affect our business.

      LOW POWER TELEVISION

      Low power television ("LPTV") stations are regarded by the FCC as having secondary status to full power television stations and are subject to being displaced by changes in full power stations resulting from digital television allotments. On November 29, 1999, Congress enacted the Community Broadcasters Protection Act, which created a new "Class A" low power television station. Class A LPTV stations are entitled to protection from future displacement by full-power television stations under certain circumstances. The FCC has initiated rulemaking proceedings to adopt rules governing the extent of interference protection that must be afforded to Class A stations and the eligibility criteria for these stations. Certain of our stations are low power television stations, and we have already requested Class A status for these stations. We cannot predict how the establishment of this new Class A status will impact our operations.

      In addition, the U.S. Congress and the FCC have under consideration, and in the future may consider and adopt new laws, regulation and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our broadcast stations. Any such changes could result in the loss of audience share and advertising revenues for such station, and affect our ability to acquire additional broadcast stations or finance such acquisitions. In addition to the issues noted above, such changes may include:

      o     spectrum use fees;

      o     political advertising rates;

      o potential restrictions on the advertising of certain products (beer, wine and hard liquor);

      o further revisions in the FCC's cross-interest, multiple ownership and attribution policies;

      o     foreign ownership of broadcast licenses;

      o     technical and frequency allocation matters; and

      o     DTV tower siting issues.

The FCC also has initiated a notice of inquiry to examine whether additional public interest obligations should be imposed on DTV licensees. We cannot predict the resolution of these issues or other issues discussed above, although their outcome could, over a period of time, affect, either adversely or favorably, the broadcasting industry generally or us specifically.

      The foregoing summary of FCC and other governmental regulations is not intended to be comprehensive. For further information concerning the nature and extent of federal regulation of broadcast stations, you should refer to the Communications Act, the Telecommunications Act, other Congressional acts, FCC rules and the public notices and rulings of the FCC.

FACILITIES

      We own our principal offices of approximately 40,000 square feet located at 6125 Airport Freeway, Suite 200, Fort Worth, Texas 76117. We use this space for our general office and administrative purposes, as well as for programming services, including our earth station and uplink facility, warehouse needs and full-time production studio. We broadcast our programming to our owned or operated and affiliate stations from a satellite transponder, which can transmit ten digital signals and which is leased pursuant to an agreement that expires in 2006. We believe that this space is adequate for our current and future needs.

EMPLOYEES

      As of December 31, 1999, we had 56 full time employees. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage. We believe that our relations with our employees are satisfactory.

ITEM 2.     PROPERTIES

      A description of the Registrant's properties is included in Item 1, Business, and is incorporated herein by reference.

ITEM 3.     LEGAL PROCEEDINGS AND ADMINISTRATIVE MATTERS

      Currently, we are a party to the following actions:

1. In American Independent Network, Inc. v. Knapp Petersen and Clarke, No. 4-99CV-0124P, U.S. District Court, Northern District of Texas, Ft. Worth Division, we sued for damages claiming a breach of fiduciary duties and the law firm filed a counterclaim seeking fees for legal services. This case was transferred to the Southern District of California. This matter is subject to a binding arbitration agreement.

2. In American Independent Network, Inc. v. John Priscella, et al., Civil Action No. 4:99-CV-850-Y, U.S. District Court, Northern District of Texas, Fort Worth Division, we sued John Priscella, Data West and others for the recovery of (1) 680,000 shares of common stock issued to Data West and John Priscella in connection with financing that was never provided, (2) certain personal property and (3) other damages.
      We have recovered all 680,000 shares of common stock, which we subsequently cancelled, and certain personal property, however, we intend to pursue our claims against Data West and John Priscella to recover our remaining property and damages.

      In addition, in March 2000, Telemundo sought a temporary restraining order against us and Marco Camacho to prevent us from hiring any of their Houston station employees. We were able to reach a mutually agreeable settlement with Telemundo, pursuant to which we agreed to refrain from hiring any additional Telemundo employees from their Houston station for period of six months.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) On November 19, 1999, we held an Annual Meeting of stockholders for our stockholders of record as of October 12, 1999.

      (b) At the Annual Meeting, our stockholders elected four directors, James Ryffel, P. Alan Luckett, Bob J. Bryant and Douglas Miller.

      (c) On October 12, 1999, there were 19,007,466 shares of common stock outstanding. Below is a listing of each matter on which our stockholders had the opportunity to vote at the Annual Meeting, including the number of votes cast with respect to each item:

      o the election of four (4) directors, James Ryffel, P. Alan Luckett, Bob J. Bryant and Douglas Miller to serve a term of one year;

                     DIRECTOR             FOR           AGAINST    ABSTENTIONS
                     --------             ---           -------    -----------
              James Ryffel           16,546,567              0         86,061
              P. Alan Luckett        16,546,613              0         86,015
              Bob J. Bryant          16,548,165              0         84,463
              Douglas K. Miller      16,546,567              0         86,061

      o the amendment of our Certificate of Incorporation (1) to authorize a total of 200,000,000 shares of common stock, (2) to authorize 20,000,000 shares of preferred stock and (3) to reset the par value of preferred stock;

                           FOR                  AGAINST              ABSTENTIONS
                           ---                  -------              -----------
                        15,934,489              109,246                 9,257

      o the ratification of our Board's decision to merge with Hispano Television Ventures, Inc. and the Agreement and Plan of Merger between American Independent Network, Inc. and Hispano Television Ventures, Inc., dated as of October 15, 1999;

                           FOR                  AGAINST              ABSTENTIONS
                           ---                  -------              -----------
                        15,967,356               85,047                  589

      o the amendment of our Certificate of Incorporation to change our name to "Hispanic Television Network, Inc." in connection with our merger;

                           FOR                  AGAINST              ABSTENTIONS
                           ---                  -------              -----------
                        16,540,362               86,631                 5,635

      o the ratification of the selection of Jack F. Burke, Jr. as our independent auditor for the fiscal year ending December 31, 1999; and

                           FOR                  AGAINST              ABSTENTIONS
                           ---                  -------              -----------
                        16,543,262               80,812                 8,554

      o the amendment of our Bylaws to authorize our Board of Directors to amend the Bylaws.

                           FOR                  AGAINST              ABSTENTIONS
                           ---                  -------              -----------
                        15,934,616              111,160                 7,216

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      Our common stock has been traded on the Over the Counter Bulletin Board of the Nasdaq Stock Market, under the symbol "HTVN" (formerly "AINW").

      No trades were reported prior to October 18, 1998. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                           PRICE RANGE OF STOCK
                                                           --------------------
                                                           HIGH BID      LOW BID
                                                           --------      -------
            1998 FISCAL YEAR
               Fourth Quarter (from October 18)..            $ 1.00        $0.13
            1999 FISCAL YEAR
               First Quarter.....................            $ 2.13        $0.63
               Second Quarter....................            $ 2.13        $0.31
               Third Quarter.....................            $ 0.94        $0.13
               Fourth Quarter....................            $ 4.31        $0.16
            2000 FISCAL YEAR
               First Quarter.....................            $21.00        $4.00
               Second Quarter (through April 20).            $14.25        $9.00

      On April 20, 2000, the closing bid price of our common stock reported on Nasdaq's Over the Counter Bulletin Board was $10.88 per share. As of April 20, 2000, there were approximately 925 stockholders of record of our common stock.

      We have never paid cash dividends on our common stock and our board of directors does not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings to finance the growth of our business. Therefore, it is unlikely that you will receive any funds from your investment in our common stock without selling your shares. We cannot assure you that you will receive a gain on your investment when you sell your shares or that you will not lose the entire amount of your investment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   BACKGROUND

      On December 14, 1999, American Independent Network, or AIN, merged with Hispano Television Ventures, Inc., a producer of Spanish-language programming, and was renamed Hispanic Television Network, Inc. Originally formed on December 11, 1992, AIN has historically operated as a general market, family-oriented television network providing programming and other services. We currently operate two networks, AIN, which has over 35 affiliates, and HTVN, which owns or operates 16 television stations in 13 markets of which 12 stations are currently broadcasting HTVN programming in 9 markets, including 2 that are in the top ten markets ranked by DMA. We intend, whether through the acquisition of or affiliation with stations, to acquire a presence in certain of the top 20 markets ranked by Hispanic population in order to reach approximately 75% of the Hispanic population. The purpose of the merger was to position the company to become a major Hispanic media company.

      We are targeting the Mexican Hispanic market because we believe that it presents vast marketing opportunities and that it is currently under-served by our competition. With few competitors in this rapidly growing market, we feel that there are unlimited opportunities to provide a quality broadcasting service to a Hispanic population that is experiencing an explosive growth rate.

      Our financial results depend on a number of factors, including the strength of the national economy and the local economies served by our stations, total advertising dollars dedicated to the markets served by our stations, advertising dollars dedicated to the Hispanic consumers in the markets served by our stations, our stations' audience ratings, our ability to provide interesting programming, local market competition from other television stations and other media, and government regulations and policies.

      As is common in other media companies, our performance is measured by our ability to generate broadcast cash flow, EBITDA and after-tax cash flow. Broadcast cash flow consists of operating income before depreciation, amortization and corporate expenses. EBITDA consists of earnings before extraordinary items, net interest expense, income taxes, depreciation, amortization, and other income and expenses. After-tax cash flow consists of income before income tax benefit (expense) and extraordinary items, minus the current income tax provision, plus depreciation and amortization expense. Although broadcast cash flow, EBITDA and after-tax cash flow are not measures of performance calculated in accordance with generally acceptable accounting principals, we feel that broadcast cash flow, EBITDA and after-tax cash flow are useful in evaluating us because these measures are acceptable by the broadcasting industry as generally recognized measures of performance and are used by securities industry analysts who publish reports on the performance of broadcasting companies. Broadcast cash flow, EBITDA and after-tax cash flow are not intended to be substitutes for operating income as determined in accordance with generally acceptable accounting principles, or alternatives to cash flow from operating activities (as a measure of liquidity) or net income.

      For accounting purposes, the merger was treated as a reverse acquisition of the Company by Hispanic Television Network, Inc. The following discussion reflects the material operations of Hispano Television Ventures, Inc. from its inception in February 1998 to December 31, 1999 and the historical operation of AIN as the Company's predecessor for the year ended December 31, 1998 and for the period January 1, 1999 to September 2, 1999, the date on which Hispano Television Ventures, Inc. initially acquired a controlling interest in AIN. Results of AIN from September 2, 1999 until December 31, 1999 are included in the consolidated statement of operations of the Company for the year ended December 31, 1999.

      REVENUES

      Our primary source of revenue is the sale of advertising on our networks to national advertisers and on our television stations to local and national advertisers. Our revenues are affected primarily by the advertising rates that we are able to charge on our networks and that our television stations are able to charge as well as the overall demand for Hispanic television advertising time. Advertising rates are determined primarily by:

      o     the markets covered by our networks,

      o the number of competing Hispanic television stations in the same market as our stations,

      o the television audience share in the demographic groups targeted by advertisers, and

      o     the supply and demand for Hispanic advertising time.

Seasonal fluctuations are also common to the broadcast industry and are due primarily to fluctuations in advertising expenditures by national and local advertisers. The first calendar quarter typically produces the lowest broadcast revenues for the year because of the normal post-holiday decreases in advertising

      Historically, our network advertising has been sold targeting direct response and per inquiry advertisers. Going forward, we will deploy a network advertising team consisting of account executives that will solicit advertising directly from national advertisers as well as soliciting advertising from national advertising agencies. Each of our stations will also have account executives that will solicit local and national advertising directly from advertisers and from advertising agencies.

      We market our advertising time on our HTVN and AIN networks to:

      o ADVERTISING AGENCIES AND INDEPENDENT ADVERTISERS. We sell commercial time to advertising agencies and independent advertisers. The monetary value of this time is based upon the estimated size of the viewing audience; the larger the audience, the more we are able to charge for the advertising time. To measure the size of a viewing audience networks and stations generally subscribe to nationally recognized rating services, such as Nielsen. Currently, a number of AIN's affiliate stations are located in the smaller market areas of the country. Our goal is to enter into affiliate agreements with stations located in the top demographic market areas for both AIN and HTVN, in order to obtain Nielsen ratings that justify charging higher rates for our advertising time.

      o AFFILIATE STATIONS. In exchange for providing programming and advertising time to our affiliate stations, we retain advertising time and gain access to the affiliate stations' markets. In a traditional broadcasting contract, an affiliate station would retain all available advertising time, which it would then sell to outside advertisers, and the network would receive a fee from the affiliate station. However, we believe that by selling retained commercial time to outside advertisers, we are able to generate higher revenues than we would otherwise receive in fees from our affiliate stations. Advertising time is generally a component of the programming contract with affiliate stations. As a result, we are not required to separately market the advertising time to our affiliate stations.

      o PROGRAM OWNERS: In exchange for licensing rights to select programming, we give the program owner advertising time during the broadcast of such programming. The program owner is then able to sell the advertising time to outside parties. We generally contract with program owners at the National Association of Television Program Executives convention and accordingly, are not required to actively market this segment of our advertising time.

      Furthermore, election year advertising is expected to be comprehensive with coverage targeting broad demographic groups. We believe that this increase in political advertising expenditures will provide both HTVN and AIN with a significant opportunity to increase its advertising revenues for 2000.

EXPENSES

      Our most significant expenses are employee compensation, rating services, advertising and promotional expenses, engineering and transmission expenses and production and programming expenses. In some cases, we are required to incur upfront programming expenses when procuring exclusive programming usages and licenses. In most all cases associated with upfront programming payments, the upfront payments will be amortized over the applicable contract term. Historically, significant exclusive programming usages and licenses have not been procured. We will maintain tight controls over our operating expenses by centralizing our master control, network programming, finance, human resources and management information system functions. Depreciation of fixed assets and amortization of costs associated with the acquisition of additional stations are also significant elements in determining our total expense level.

      As a result of attracting key officers and personnel to HTVN, we have offered stock options as an alternate form of compensation. In the event that the strike price of the stock option is less than the fair market value of the stock on the date of grant, any difference will be amortized as compensation expense over the vesting period of the stock options.

      Our monthly operating expense level will vary from month to month due primarily to the timing of significant advertising and promotion expenses. We will incur significant advertising and promotion expenses associated with the ramp up of HTVN and with the establishment of our presence in new markets associated with our new station acquisitions. Increased advertising revenue associated with these advertising and promotional expenses typically lag behind the incurrence of these expenses.

ADVERTISING

      The majority of all revenues generated come from the sale of network, national spot and local spot advertising on our owned and operated stations.

      NETWORK ADVERTISING. All owned and operated stations as well as affiliates have a percentage of available commercial time dedicated for "network" sales. The commercials sold on the network are broadcast simultaneously in all markets that we serve.

      NATIONAL SPOT ADVERTISING. National advertisers have the opportunity to buy "spot" advertising in specific markets. For example, an advertising agency in New York would use spot advertising to purchase commercials in San Antonio and Oklahoma City.

      LOCAL SPOT ADVERTISING. Advertising agencies and businesses located in a market will buy commercial air time in their respective market. This commercial time is sold in the market by a local sales force. Local spot advertising also includes event marketing. In conjunction with a spot buy the station incorporates events that may be held on the premise of a business or advertiser for the purpose of driving traffic to that place of business.

      Our in-house sales department will generate our Network and National spot advertising sales. They will be located in all major markets that have a large concentration of advertising agencies targeting the Hispanic market. The sales of our local spot advertising will be generated by the local sales staff established at each of our television stations.

RESULTS OF OPERATIONS

HISPANIC TELEVISION NETWORK, INC. - HISTORICAL RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

      Revenues. Revenues are primarily derived from our programming services, sales of advertising and programming time, and leasing of digital satellite channels. Revenues for fiscal 1999 were $278,186 compared to $1,997 for fiscal 1998, an increase of $276,189. The increase in revenues is primarily the result of the impact of the September 2, 1999 merger with AIN, which resulted in the inclusion of four months of AIN revenues (September 3, 1999 - December 31,
1999).

      Cost of Operations. Costs of operations were $3,565,863 for the 1999 fiscal year and $105,923 for the 1998 fiscal year. The increase in 1999 is primarily due to the impact of the September 2, 1999 merger with AIN, which resulted in the inclusion of four months of AIN expenses (September 3, 1999 - December 31, 1999). Cost of operations has significantly increased over prior year as a result of rapid expansion and positioning of our networks.

      General and Administrative. General and administrative expenses for the fiscal year ended December 31, 1999 were $2,943,782. There were no significant general and administrative expenses for fiscal year 1998. 1999 general and administrative expenses are comprised primarily of salaries & wages ($862,000), bank loan securitization ($495,000), professional fees ($343,000), taxes, rent and office related expenses.

      Interest expense for the fiscal year 1999 was $39,443. There was no interest expense for fiscal year 1998. The 1999 interest expense is a result of convertible debt issued in connection with the September 2, 1999 merger with AIN.

      Operating Results. We had a net operating loss of $3,333,393 for fiscal year ended December 31, 1999 compared to a net operating loss of $103,926 for the fiscal year ended December 31, 1998. The increased loss for 1999 was primarily attributed to general and administrative expenses, satellite and building rent, depreciation and amortization resulting from the ramp up in operations and the impact of the September 2, 1999 merger with AIN.

      Earnings Per Share of Common Stock. The net losses per common share are based upon the weighted average of outstanding common stock. In 1999, the net loss per share of common stock was $0.05. The loss is reflective of the increase in cost of operations. For fiscal 1998, net loss per share of common stock was $0.01.

AMERICAN INDEPENDENT NETWORK, INC. - HISTORICAL RESULTS OF OPERATIONS

      PERIOD ENDED SEPTEMBER 2, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31,
      1998

      Revenues. Revenues are primarily derived from our programming services, sales of advertising and programming time, and leasing of digital satellite channels. Revenues for fiscal 1999 were $93,376 compared to $377,380 for fiscal 1998, a decrease of $284,004. The decrease in revenues is primarily the result of the impact of the September 2, 1999 merger with Hispano Television Ventures, Inc., which resulted in the exclusion of four months of AIN revenues (September 3, 1999 - December 31, 1999). These four months (September 3, 1999 - December 31, 1999) have been included in HTVN's 1999 financials.

      Cost of Operations. Costs of operations were $4,948,346 for the 1999 fiscal year and $2,914,474 for the 1998 fiscal year. The increase in 1999 was due to an increase in general and administrative expenses offset by the impact of the September 2, 1999 merger with Hispano Television Ventures, Inc., which resulted in the exclusion of four months of AIN expenses (September 3, 1999 - December 31, 1999).

      General and Administrative. General and administrative expenses for the period ended September 2, 1999 were $4,032,889 compared to $557,367 for fiscal year 1998, an increase of $3,475,522. The majority of these expenses pertain to the issuance of stock for services rendered at a time when the company had insufficient capital to fund such expenses. Our general and administrative expenses consist primarily of legal expenses, consulting and professional fees, payroll and wages, taxes and general office costs.

      Interest expense for the period ended September 2, 1999 was $4,731,212 and for fiscal year 1998 was $314,275, an increase of $4,416,937. This increase pertains the settlement of outstanding debt for stock where the fair market value of stock issued for debt exceeded the book value of the debt. Excess fair market value of the stock issued over the book value of the debt has been recorded as interest expense.

      Operating Results. We had a net operating loss of $9,552,207 for the period ended September 2, 1999 compared to the net operating loss of $2,221,343 for the fiscal year ended December 31, 1998. The loss for 1999 was primarily attributed to services and interest expense related to the issuance of common stock for services and the issuance of stock for the conversion and extension of debt and bridge loans.

      Earnings Per Share of Common Stock. The net earnings per common share are based upon the weighted average of outstanding common stock. In 1999, the net loss per share of common stock was $1.60. The loss is reflective of the increase in operating expenses from the conversion of services and debt for stock. For fiscal 1998, net loss per share of common stock was $0.60.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations through a combination of the issuance of equity securities to private investors, issuance of private debt, loans from affiliates, and cash flow from operations. We have had cumulative losses of $3,437,319 from inception through December 31, 1999.

      Current liabilities at December 31, 1999 were $3,801,838, which exceeds current assets of $239,644 by $3,562,194. December 31, 1999 current liabilities have been reduced by approximately $1.7 million and December 31, 1999 current assets have increased by approximately $2.7 million as March 31, 2000.

      Financing activities during 1999 consisted of (i) $400,000 of a $10,000,000 private placement which commenced in December 1999 (balance received in 2000) consisting of units of 10,000 shares of common stock and warrants to purchase 10,000 shares of common stock at $2.00 per share and (ii) a Line of Credit for $500,000 with Bank One. Our financing activities for 1998 consisted of private and related party debt in the aggregate of $740,396. These loans were used primarily for the repayment of debt and working capital needs. In addition, we have repaid $283,501 during fiscal 2000 of the $817,994 total bridge notes outstanding as of December 31, 1999 and $1,008,659 during fiscal 2000 of the $1,642,695 accounts payable outstanding (includes $500,000 Line of Credit) as of December 31, 1999 with proceeds from our December 1999 private placement.

      Our continued growth will require additional funds that may come from a variety of sources, including equity issuances, capital lease financings and bank borrowings. We currently intend to use any funds raised through these sources to fund various aspects of our continued growth, including to acquire new stations, to perform digital upgrades of acquired stations, to fund key programming acquisitions, to perform station capital upgrades, to secure cable connections, to fund master control / network equipment upgrades, to make strategic investments and to fund our working capital needs.

      We had net losses of $103,926 in 1998 and $3,333,393 in 1999. We expect these losses to continue as we incur significant capital expenditures and operating expenses to acquire new television stations and convert them to a Hispanic format. We currently anticipate that our revenues as well as cash from financings will be sufficient to satisfy operating expenses by the end of 2000. We may need to raise additional funds, however. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.

IMPACT OF INFLATION

      Management does not believe that general inflation has had or will have a material effect on operations.

TRANSACTIONS IN 2000

      On January 10, 2000, we completed funding of the initial payment of $1.5 million to Carlos Ortiz in connection with the Purchase Agreement, dated December 15, 1999, pursuant to which we agreed to purchase 10 television stations in Texas, New Mexico, Oklahoma, and Arizona for an aggregate of $10.0 million from Carlos Ortiz. The purchase price was comprised of $7.0 million in cash and $3.0 million in shares of our common stock, which equals 695,652 shares based on our common stock's closing price on December 31, 1999. Currently, we are operating all of these stations under a local marketing agreement whereby we control all programming, receive all revenues from and pay all expenses associated with each of these stations pending the closing of this transaction, which we have the right to schedule at any time during the two years following the execution of the purchase agreement. We currently anticipate that we will close this transaction during calendar 2000. The cost of this acquisition will be depreciated over the life of the assets.

      On March 24, 2000, we entered into a strategic partnership with Cubico.com, Inc., a Latin-based Internet portal, which gives us a 48% ownership interest in the operations of Cubico and provides us with joint marketing opportunities whereby Cubico will maintain HTVN's logo on Cubico's home page with a "hyperlink" button which will link users to our Hispanic programming through video streaming. For this, HTVN will give Cubico a minority interest in ten of HTVN's television stations, $100.0 million of advertising on HTVN's networks (over a three year period), 5,000,000 shares of HTVN at $1.00 per share, use of HTVN's sales force to sell advertising for Cubico, sponsorship of educational programs explaining different aspects of Internet use and HTVN will maintain Cubico's logo on our Internet home page. Our ownership interest in Cubico will be accounted for using the equity method of accounting.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and Financial Statement Schedule filed as a part of this Annual Report on Form 10-KSB are listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Although there were no changes during fiscal 1999, on March 8, 2000 we dismissed Jack F. Burke, Jr. as our independent auditor. Also on March 8, 2000, we retained Ernst & Young LLP as our new independent auditor.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company as of March 9, 2000 are as follows:

NAME                             AGE         POSITION
Jim Ryffel..............         40          Chairman of the Board
Marco Camacho...........         40          Chief Executive Officer and
                                               Director

P. Alan Luckett.........         43          Chief Operating Officer, President
                                               and Director
Franklin Byrd...........         35          Chief Financial Officer
Bob J. Bryant...........         60          Director
Douglas K. Miller.......         39          Director

      JAMES A. RYFFEL. Mr. Ryffel serves as our Chairman of the Board, a position he has held since December 1999. Mr. Ryffel is also the President of Woodcrest Enterprises, Inc., a real estate firm, since 1983. Mr. Ryffel was a founding investor and former director of Flashnet Communications, Inc. and a founding investor in Data Tailor Corporation. Mr. Ryffel currently serves as a director on the board of directors of the Worth National Bank in Lake Worth, Texas. Mr. Ryffel holds a B.B.A. Degree, 1981, and an M.B.A Degree, 1984, from Texas Christian University. Since April 2000, Mr. Ryffel has served as a trustee of Texas Christian University.

      MARCO CAMACHO. Mr. Camacho serves as our Chief Executive Officer and a director, positions he has held since February 2000. From July 1998 to February 2000, Mr. Camacho was the Vice President and General Manager with Telemundo Station Group, Inc., a Spanish-language television network. From May 1997 to July 1998, Mr. Camacho was the Vice President-Strategic Planning for Metro Networks Communications, Inc., which produced television and radio news and traffic reports. Mr. Camacho was the Vice President and General Manager with El Dorado Communications, Inc., a radio broadcasting company, from August 1995 to May 1997. Prior to August 1995, Mr. Camacho was the Sales Manager with the radio broadcasting division of CBS, Inc. from March 1989 to July 1995.

      P. ALAN LUCKETT. Mr. Luckett serves as a director, as well as our Chief Operating Officer, since February 2000, and President, since November 1999. From November 1999 to February 2000, Mr. Luckett also served as our Chief Executive Officer. Prior to November 1999 and from November 1993, Mr. Luckett was President of Hispano Television Ventures, Inc., the firm with which we merged in December 1999. From 1988 to 1993, Mr. Luckett was the Chief Financial Officer of Rural Health Associates. From 1988 to present, Mr. Luckett also served as a consultant in the health care industry. In 1989, Mr. Luckett founded Phymed, the first non-doctor/non-hospital-owned diagnostic imaging center in Dallas, and served as its Chief Financial Officer until 1993. In 1998, Mr. Luckett founded HTV and was also a director. Mr. Luckett holds a B.B.A. Degree, 1979, from the University of Texas, Austin.

      FRANKLIN BYRD. Mr. Byrd joined as our Chief Financial Officer in March 2000. From October 1997 to March 2000, Mr. Byrd was the Vice President of Finance with AMFM, Inc., formerly known as Chancellor Media Corp., a national radio broadcasting company. Prior to October 1997 and from January 1996, Mr. Byrd served as the Director of Finance at Disney, Inc. with the ABC Radio Networks, Inc., a radio broadcasting company. From May 1991 to January 1996, Mr. Byrd held a variety of positions with Duke Energy Corp., a natural gas and energy company, including Manager of Strategic Planning, Financial Planner, and Financial Analyst. Mr. Byrd holds a B.B.A. degree, 1987, in Finance from Texas A&M University, a B.B.A. Degree, 1988, in Accounting from Texas A&M University and an M.B.A. Degree, 1995, from Houston Baptist University. Mr. Byrd is also a C.P.A.

      BOB J. BRYANT. Mr. Bryant, a director since December 1999, is the founder and is the current President of Bryant Financial Services, the latter position he has held since 1983. Prior to 1983, Mr. Bryant was the President of Texas Commerce Medical Bank in Houston, and Texas Commerce in Ft. Worth. Mr. Bryant holds a B.B.A. Degree, 1963, from Texas Tech University. For more than 17 years, Mr. Bryant has been a trustee of Texas Wesleyan University.

      DOUGLAS K. MILLER. Mr. Miller is a director and from December 1999 to March 2000 he served as our interim Chief Financial Officer. From October 1992 to March 1999, Mr. Miller was a loan officer and an asset manager with
G. E. Capital. Concurrently, since April 1999, Mr. Miller has been a Manager with Woodcrest Capital, L.L.C. a real estate firm. From 1984 to 1992, Mr. Miller was a controller for various real estate firms. Mr. Miller holds a B.B.A. Degree, 1982, from Baylor University. Mr. Miller is also a licensed C.P.A.

MEETINGS OF BOARD OF DIRECTORS

      The Board of Directors held 1 meeting and 13 meetings by written consent during 1999. All directors attended the Board of Directors meeting and executed the written consents.

COMPENSATION OF DIRECTORS

      The Company does not pay any cash compensation for attendance at directors meetings or participation in directors' functions.

COMMITTEES OF THE BOARD OF DIRECTORS

      AUDIT COMMITTEE

      During the year ending December 31, 1999, we did not have a formal Audit Committee of the Board of Directors. On January 18, 2000, however, our Board approved an Audit Committee Charter. Although we have not yet appointed directors to this committee, the audit committee will make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the plans and results of such audit engagement, approve professional services provided by the independent public accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees and review the adequacy of our internal accounting controls.

      COMPENSATION COMMITTEE

      We did not have a formal Compensation Committee during 1999. We anticipate forming such a committee to make recommendations to the Board concerning compensation of our executive officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      No executive officer or director of HTVN serves as an executive officer, director or member of a compensation committee of any other entity for which an executive officer, director or member of such entity is a member of the Board or the Compensation Committee of the Board. There are no other interlocks.

LIMITATIONS OF DIRECTORS' AND OFFICERS' LIABILITY

      Section 145 of the Delaware General Corporation Law permits a corporation, under specified circumstances, to indemnify its directors, officers, employees or agents against expenses (including attorneys' fees), judgments, fines and amounts paid in settlements actually and reasonably incurred by them in connection with any action, suit or proceeding brought by third parties by reason of the fact that they were or are directors, officers, employees or agents of the corporation, if such directors, officers, employees or agents acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reason to believe their conduct was unlawful. In a derivative action, i.e., one by or in the right of the corporation, indemnification may be made only for expenses actually and reasonably incurred by directors, officers, employees or agents in connection with the defense or settlement of an action or suit, and only with respect to a matter as to which they shall have acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification shall be made if such person shall have been adjudged liable to the corporation unless and only to the extent that the court in which the action or suit was brought shall determine upon application that the defendant directors, officers, employees or agents are fairly and reasonably entitled to indemnity for such expenses despite such adjudication of liability.

      Expenses for the defense of any action for which indemnification may be available may be advanced by the Registrant under certain circumstances. The general effect of the foregoing provisions may be to reduce the circumstances which an officer or director may be required to bear the economic burden of the foregoing liabilities and expenses. Directors and officers will be covered by liability insurance indemnifying them against damages arising out of certain kinds of claims which might be made against them based on their negligent acts or omissions while acting in their capacity as such.

      Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

POLICY REGARDING TRANSACTIONS WITH OFFICERS AND DIRECTORS

      Our policy regarding any future transactions with our directors, officers, employees or affiliates is that such transactions be approved in advance by a majority of our Board, including a majority of the disinterested members of the Board, and be on terms no less favorable to us than we could obtain from non-affiliated parties.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Our executive officers and directors and beneficial owners of more than 10% of our common stock are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to us. Based solely on a review of the copies of reports furnished to us, and written representations from certain reporting persons that no other reports were required, we believe that during 1999 no person who was a director, executive officer or beneficial owner of more than 10% of our common stock failed to file on a timely basis all reports required by Section 16(a).

ITEM 10.    EXECUTIVE COMPENSATION

      The following table provides information about our Chief Executive Officer and each of our executive officers who received salary and bonus in the year ended December 31, 1999, that exceeded $100,000, these persons being collectively referred to as "named executive officers."



                                                                            OTHER ANNUAL        ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR       SALARY        BONUS       COMPENSATION      COMPENSATION
---------------------------            ----       ------        -----       ------------      ------------
Dr. Donald W. Shelton                  1999      $ 935.00        --             --                 --
Chief Executive Officer
(Jan. - March)
Kris Lamans                            1999      $4,000.00       --             --                 --
Chief Executive Officer
(March - July)
Walter Morgan                          1999      $9,000.00       --             --                 --
Chief Executive Officer
(July - Nov.)
P. Alan Luckett                        1999      $5,000.00       --             --                 --
Chief Executive Officer and
  President
(Nov. - Dec.)



OPTION GRANTS IN LAST FISCAL YEAR

      We did not grant any options to our named executive officers during fiscal year 1999.

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

      During fiscal year 1999, no options were exercised.

EMPLOYMENT AND NONCOMPETITION AGREEMENTS WITH EXECUTIVE OFFICERS

      On May 28, 1999, Hispano Television Ventures entered into a full-time exclusive employment agreement with Mr. Luckett, our President and Chief Operating Officer. This agreement expires on May 28, 2004, subject to our ability to extend the agreement in one-year periods. If we extend the agreement, either party can terminate with 60 days notice. Currently, this agreement provides for a base annual salary of $60,000, and performance bonuses of $3,000 to $15,000 per quarter if the company sustains certain minimum revenue and profit levels for three consecutive months. Mr. Luckett is also entitled to receive two to three months of his base salary upon his disability, death, or termination without cause.

      Although we have not entered into an employment agreement with Mr. Camacho, we agreed to do certain things in connection with his termination. We have agreed, in the event that we terminate Mr. Camacho without cause, to pay Mr. Camacho an amount equal to one year's salary.

      Additionally, Hispano Television Ventures entered into a consulting arrangement with Woodcrest Capital, L.L.C., which is owned by our Chairman of the Board, Mr. Ryffel, and a director, Mr. Miller. Pursuant to the terms of this May 28, 1999 agreement, Woodcrest agreed to provide the company with business consulting services for a period of one year. Unless either party elects to terminate this arrangement, the agreement will automatically renew for another one year term. In exchange for services rendered prior to the date of the agreement, Woodcrest received 1,066,667 shares of common stock. Woodcrest is also entitled to receive reimbursement for all of its expenses and additional shares of common stock if we issue stock or issue options or warrants to purchase common stock for a price less than $0.09375 per share.

      In connection with the termination of Victor Mantecon as Hispano Television Ventures' President of Network Operations on July 31, 1999, the company agreed to issue to Mr. Mantecon $35,000 worth of common stock upon a public offering of common stock. The number of shares to be issued would equal $35,000 divided by the public offering price. On November 3, 1999, we paid $4,000.00 to Mr. Mantecon in complete satisfaction of this obligation.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of April 20, 2000, we had 88,006,427 shares of common stock outstanding. The following table sets forth information concerning beneficial ownership of shares of our common stock as of April 20, 2000:

      o each person (or group within the meaning of Section 13(d)(3) of the Exchange Act) known to us to own more than 5% of our outstanding common stock;

      o     each director;

      o     each executive officer; and

      o     all directors and executive officers as a group.

Except as otherwise noted, the named beneficial holder has sole voting and investment power. The address for all officers and directors is 6125 Airport Freeway, Suite 200, fort Worth, Texas, 76117.

                                                      SHARES OF COMMON STOCK
                                                      BENEFICIALLY OWNED (1)
                                                      ----------------------
                                                      NUMBER         PERCENT
                                                      ------         -------
     Woodcrest Capital, L.L.C. (2)...               12,728,712         14.5%
     Donald B. Sallee (3)............                4,578,823          5.2%
     James A. Ryffel (4).............               23,922,712         24.0%
     Marco Camacho (5)...............                  100,000             *
     P. Alan Luckett ................               13,646,715         15.5%
     Franklin Byrd (6)...............                   10,000             *
     Bob J. Bryant ..................                5,085,750          5.8%
     Douglas K. Miller (7)...........               13,778,713         13.7%
     All officers and directors as a
       group (6 persons) (8)........                56,993,889         49.9%
------------------
*     Less than 1%
(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security) and includes the ownership of a security through corporate, partnership, or trust entities. In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2) Woodcrest Capital L.L.C. is owned by Mr. Ryffel (75%) and Mr. Miller (25%). Woodcrest Capital L.L.C.'s address is 3113 S. University Drive, 6th Floor, Fort Worth, Texas 76019
(3) Mr. Sallee's address is 1360 Peachtree Street N.E., #100, Atlanta, Georgia 30309.
(4) Includes 12,728,712 shares owned by Woodcrest Capital, L.L.C. of which Mr. Ryffel owns 75% and 500,000 shares issuable upon exercise of outstanding options.
(5)   Includes 100,000 shares issuable upon exercise of outstanding options.
(6)   Includes 10,000 shares issuable upon exercise of outstanding options.
(7) Includes 12,728,712 shares owned by Woodcrest Capital, L.L.C. of which Mr. Miller owns 25%.
(8) Includes 610,000 shares issuable upon exercise of options held by Messrs. Ryffel, Camacho and Byrd.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      TRANSACTIONS WITH HISPANO TELEVISION VENTURES, INC.

      In August 1999, our predecessor entered into an asset transfer agreement with Hispano Television Ventures, Inc. whereby Hispano Television Ventures, Inc. agreed to pay certain of our obligations totaling $82,500, and whereby we agreed to repay this amount to Hispano Television Ventures, Inc. on or before August 20, 1999 and to give Hispano Television Ventures, Inc. eight months of free use of the satellite uplink equipment and the satellite transponder, both of which we lease from third parties. The asset transfer agreement provided that if we did not perform our obligations under the agreement, that we would be obligated to immediately transfer and assign to Hispano Television Ventures, Inc. (1) the leases to the uplink equipment and the satellite transponder and, (2) our FCC radio station authorization, which was granted to us in 1997 and which authorized us to build and operate a domestic fixed transmit/receive C-band earth station uplink system, commonly known as an earth station, on our premises.

      We failed to repay Hispano Television Ventures, Inc. sums that we owed it under the agreement. Despite our breach of obligations under the agreement, we have not transferred our lease and our radio station authorization to Hispano Television Ventures, Inc. We believe that our merger with Hispano Television Ventures, Inc. makes such a transfer moot.

      On September 2, 1999, our predecessor closed a transaction whereby it issued and sold 11,000,000 shares of our common stock to Hispano Television Ventures, Inc. for $500,000 in cash. We believe that Hispano Television Ventures, Inc. issued convertible debt to pay for the shares. These 11,000,000 shares were cancelled as a result of merger with Hispano Television Ventures, Inc.

      TRANSACTIONS WITH OUR OFFICERS AND DIRECTORS

      Mr. P. Alan Luckett serves as our Chief Operating Officer and President. Prior assuming these positions with us, he was a control person of Hispano Television Ventures, Inc. As a result of a matter decided in binding arbitration, we had been a judgment debtor in a judgment styled as Showplace Video v. American Independent Network, Inc., No. 98-2154-E, County Court At Law No. 5, Dallas County, Texas. In 1998, P. Alan Luckett purchased the judgment and against and released it in exchange for 500,000 shares of common stock in our predecessor, and for access to our digital up-link equipment, certain bandwidth of the satellite transponder that we lease, and the right of first refusal on our transponder rights and equipment leases in the event that we cease operations.

      In November, 1998, Bob Bryant, who is a director of our company, loaned our predecessor $250,000 on 90 day terms at 10% interest. In June, 1999, Mr. Luckett loaned our predecessor $150,000 at 10% interest and maturing in March 2000. On December 14, 1999, Messrs. Luckett and Bryant released us from the $250,000 remaining balance of these debts as a result of our merger with Hispano Television Ventures, Inc.

      In connection with the termination of Victor Mantecon as Hispano Television Ventures' President of Network Operations on July 31, 1999, the company agreed to issue to Mr. Mantecon $35,000 worth of common stock upon a public offering of common stock. The number of shares to be issued would equal $35,000 divided by the public offering price. On November 3, 1999, we paid $4,000.00 to Mr. Mantecon in complete satisfaction of this obligation.

      In November 1999, we entered into a Revolving Line of Credit with Bank One, N.A. pursuant to which we were able to borrow up to $500,000. In exchange for Mr. Ryffel's agreement to guarantee our borrowings under the Revolving Line of Credit, we granted him an option to purchase 500,000 shares of our common stock at $0.20 per share. These options expire within two years from the date of funding of the Revolving Line of Credit.

      Additionally, Hispano Television Ventures entered into a consulting arrangement with Woodcrest Capital, L.L.C., which is owned by our Chairman of the Board, Mr. Ryffel, and a director, Mr. Miller. Pursuant to the terms of this May 28, 1999 agreement, Woodcrest agreed to provide the company with business consulting services for a period of one year. Unless either party elects to terminate this arrangement, the agreement will automatically renew for another one year term. In exchange for services rendered prior to the date of the agreement, Woodcrest received 1,066,667 shares of common stock. Woodcrest is also entitled to receive reimbursement for all of its expenses and additional shares of common stock if the company issues stock or issues options or warrants to purchase common stock for a price less than $0.09375 per share.

      On May 31, 1999, Mr. Ryffel purchased $200,000 principle amount and Mr. Miller purchased $15,000 principle amount of Hispano Television Ventures' convertible notes. James R. Ryffel, Mr. Ryffel's father, also purchased $10,000 principle amount of notes.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

      (a) EXHIBITS

EXHIBIT NO.       DESCRIPTION AND METHOD OF FILING
-----------       --------------------------------

2.1 Merger Agreement with Hispano Television Ventures, Inc., dated October 15, 1999 (Incorporated by reference to Exhibit
                  10.1 of our Current Report on Form 8-K, dated December 30,
                  1999).

3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 2.1 of American Independent Network, Inc.'s General Form for Registration of Small Business Issuers on Form 10-SB, dated September 18, 1997), amended by a Certificate of Merger (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, dated December 30, 1999).

3.2 Bylaws (Incorporated by reference to Exhibit 2.2 of American Independent Network, Inc.'s General Form for Registration of Small Business Issuers on Form 10-SB, dated September 18,
                  1997), with a Bylaw Amendment (Incorporated by reference to
                  Exhibit 3.2 of our Current Report on Form 8-K, dated December 30, 1999).

4.1* Certificate of Designation Preferences, Rights and Limitations of Series B Preferred Stock of American Independent Network, Inc.

10.01* Stock disbursement agreement by and between Hispano Television Ventures, Inc., Patrick Alan Luckett, Victoria O. Luckett and Victor Mantecon, dated June 9, 1998.

10.02* Letter Agreement & Asset Transfer Agreement, between Hispano Television Ventures, Inc. and American Independent Network, Inc.

10.03* Promissory Note, dated November 17, 1998, made by American Independent Network, Inc., in favor of Bob J. Bryant.

10.04* Agreement and Bill of Sale by and between ATN Network, Inc., and Hispano Television Ventures, Inc., dated May 28, 1999.

10.05* Employment Agreement by and between P. Alan Luckett and Hispano Television Ventures, Inc., dated May 28, 1999.

10.06* Consulting Agreement by and between Hispano Television Ventures, Inc. and Woodcrest Capital, L.L.C., dated May 28, 1999.

10.07* Bill of Sale by and between Hispano Television Ventures, Inc., P. Alan Luckett, and Victoria O. Luckett, dated May 28, 1999.

10.08* Letter agreement by and between Bob J. Bryant and Hispano Television Ventures, Inc., dated May 28, 1999.

10.09* Stock Option Agreement, dated November 8, 1999, between Hispanic Television Network, Inc. and James A. Ryffel.

10.10* Asset Purchase Agreement, dated December 15, 1999, between Carlos Ortiz and Hispanic Television Network, Inc.

10.11* Agreement for Sale, dated February 14, 2000, by and between Van Eynsbergen and Holland Partnership, and Hispanic Television Network, Inc.

10.12* Form of Assignment and Assumption of Leases by and between Van Eynsbergen and Holland Partnership in Texas and Hispanic Television Network, Inc.

10.13* Agreement Establishing Strategic Relationship, dated March 16, 2000, between Cubico.com and Hispanic Television Network, Inc.

21*               Subsidiaries of the Registrant.

27*               Financial Data Schedule (included in SEC-filed copy only).

*Filed herewith.

      (b)   REPORTS ON FORM 8-K.

      During the last quarter of 1999, we filed the following Current Reports on Form 8-K:

      1. On October 15, 1999, regarding (i) a change of control resulting from the sale of 11 million shares of our common stock to Hispano Television Ventures, Inc. ("HTV") and (ii) the sale of use of certain satellite uplink equipment and transponders to HTV in exchange for HTV's repayment of certain of our outstanding obligations; and

      2. On December 30, 1999 reporting the merger of our merger with HTV and related transactions.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HISPANIC TELEVISION NETWORK INC.


                                    By:   /S/ JAMES A. RYFFEL
                                          -------------------------------
                                          James A. Ryffel
                                          Chairman of the Board



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 21, 2000.

By: /S/ JAMES A. RYFFEL             Title:    Chairman of the        Date: April 21, 2000
---------------------------                   Board
     James A. Ryffel


By: /S/ MARCO CAMACHO               Title:    Chief Executive        Date: April 21, 2000
---------------------------                   Officer and
      Marco Camacho                           Director


By: /S/ B. FRANKLIN BYRD            Title:    Chief Financial        Date: April 21, 2000
---------------------------                   Officer
    B. Franklin Byrd


By: /S/ P. ALAN LUCKETT             Title:    Chief Operating        Date: April 21, 2000
---------------------------                   Officer,
     P. Alan Luckett                          President and
                                              Director


By: /S/ DOUGLAS K. MILLER           Title:    Director               Date: April 21, 2000
---------------------------
     Douglas K. Miller


By: /S/ BOB J. BRYANT               Title:    Director               Date: April 21, 2000
---------------------------
     Bob J. Bryant


                         Form 10-K Item 14(a) and (2)
                  HISPANIC TELEVISION NETWORK, INCORPORATED
        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      The following financial statements of Hispanic Television Network, Inc. for the year ended December 31, 1999 and for the period February 24, 1998 (Inception) to December 31, 1998 and for its predecessor American Independent Network, Inc. for the period January 1, 1999 to September 2, 1999 and for the year ended December 31, 1998 are included in Item 8:

                        Hispanic Television Network, Inc.

FINANCIAL STATEMENTS
Report of Independent Auditors .....................................F-2
Report of Independent Auditor.......................................F-3
Balance Sheet ......................................................F-4
Statements of Operations ...........................................F-5
Statement of Stockholders' Equity...................................F-6
Statements of Cash Flows ...........................................F-7
Notes to Financial Statements.......................................F-8

                       American Independent Network, Inc.

Report of Independent Auditors .....................................F-19
Report of Independent Auditor ......................................F-20
Statements of Operations ...........................................F-21
Statement of Stockholders' Equity ..................................F-22
Statements of Cash Flows ...........................................F-23
Notes to Financial Statements.......................................F-24

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Hispanic Television Network, Inc.

We have audited the accompanying consolidated balance sheet of Hispanic Television Network, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hispanic Television Network, Inc. at December 31, 1999 and the results of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                       /S/ ERNST & YOUNG LLP


March 31, 2000
Dallas, Texas

                              Jack F. Burke, Jr.
                           CERTIFIED PUBLIC ACCOUNTANT
                                P.O. Box 15728
                         Hattiesburg, Mississippi 39404

                         REPORT OF INDEPENDENT AUDITOR

The Board of Directors
Hispanic Television Network, Inc.
6125 Airport Freeway
Haltom City, Texas 76117

I have audited the accompanying statements of operations, stockholders' equity and cash flows for the period from February 24, 1998 to December 31, 1998 of Hispanic Television Network, Inc. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

As discussed in Note 9 to the financial statements, the Company restated its financial statements to adjust assets, expenses and common stock for transactions which occurred during the period February 24, 1998 to December 31, 1998.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Hispano Television Ventures, Inc. for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

Sincerely,

Jack F. Burke, Jr.

January 18, 2000


                        Hispanic Television Network, Inc.

                                  Balance Sheet

ASSETS                                                                  DECEMBER 31,
                                                                            1999
                                                                        ------------
Current Assets
   Cash and cash equivalents                                           $       52,655
   Accounts Receivable                                                         19,250
   Prepaids                                                                    41,666
   Trade Credit Receivable                                                    126,073
                                                                       --------------
Total current assets                                                          239,644

Property and equipment, net                                                 1,423,826
Goodwill and other assets                                                   2,832,121
                                                                       --------------
Total assets                                                           $    4,495,591
                                                                       ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts Payable                                                    $    1,142,697
   Accrued Liabilities                                                         66,489
   Revolving line of credit                                                   500,000
   Due to private placement participants                                      400,000
   Notes Payable                                                            1,356,299
   Interest Due Notes Payable                                                 336,353
                                                                       --------------
Total Current Liabilities                                                   3,801,838

Stockholders' equity:
   Convertible Preferred Stock, $1.00 par value:
      Authorized shares - 10,000,000
      Issued and outstanding - 42,427                                         275,774
   Common Stock, $0.01 par value:
      Authorized shares - 200,000,000
      Issued and outstanding - 78,101,596                                     781,016
   Additional Capital                                                       3,074,282
   Accumulated Deficit                                                     (3,437,319)
                                                                       --------------
Total stockholders' equity                                                    693,753
                                                                       --------------
Total liabilities and stockholders' equity                             $    4,495,591
                                                                       ==============


                             See accompanying notes




                        Hispanic Television Network, Inc.

                            Statements of Operations

                                                                           (RESTATED)
                                                                           PERIOD FROM
                                                                          FEBRUARY 24,
                                                                              1998
                                                        YEAR ENDED       (INCEPTION) TO
                                                       DECEMBER 31,       DECEMBER 31,
                                                           1999               1998
                                                       ------------       -------------
Revenue                                                $   278,186          $    1,997

Expenses:
   Programming expenses                                     26,472              95,945
   Satellite rental                                        274,400                   -
   Productions expenses                                     45,926                   -
   Rental expense (net)                                     52,765                   -
   Bad debt expense                                         95,917
   Administrative expenses                               2,943,782
   Depreciation                                             80,867               9,978
   Amortization                                             45,734                   -
                                                       -----------          ----------
Total expenses                                           3,565,863             105,923
                                                       -----------          ----------
Loss from Operations                                    (3,287,677)           (103,926)
Other expenses
   Loss on Sale of Assets                                    6,273                   -
   Interest expense, net                                    39,443                   -
                                                       -----------          ----------
Total Other expenses                                        45,716
                                                       -----------          ----------
Net loss                                               $(3,333,393)         $ (103,926)
                                                       ===========          ==========

Basic and diluted net loss per share                   $     (0.05)         $    (0.01)
                                                       ===========          ==========
Weighted average shares outstanding                     61,058,844          21,000,000
                                                       ===========          ==========




                                           Hispanic Television Network, Inc.

                                           Statement of Stockholders' Equity

                                              December 31, 1999 and 1998



                              PREFERRED   PREFERRED     COMMON      COMMON     ADDITIONAL    ACCUMULATED
                               SHARES      STOCK        SHARES      STOCK       CAPITAL        DEFICIT         TOTAL
                              ---------   ---------   ----------   --------   -----------    -----------    -----------
Balance at February 24, 1998
  (Inception) (Restated)           --     $    --     12,800,000   $128,000   $    11,768    $      --      $   139,768
Adjustment to reflect
  recapitalization resulting
  from merger with AIN             --          --      8,200,000     82,000       (82,000)          --             --
Net loss (Restated)                --          --           --         --            --         (103,926)      (103,926)
                              ---------   ---------   ----------   --------   -----------    -----------    -----------
Balance at December 31, 1998
  (Restated)                       --          --     21,000,000    210,000       (70,232)      (103,926)        35,842
Options issued in connection
  with shareholder guarantee
  of line of credit                --          --           --         --         495,000           --          495,000
Common stock issued for
  services                         --          --      7,000,000     70,000        30,000           --          100,000
Common stock issued for
  broadcasting assets              --          --      7,000,000     70,000        30,000           --          100,000
Common stock issued upon
  conversion of convertible
  debt                             --          --     35,000,000    350,000       650,000           --        1,000,000
Common stock issued for
  services                         --          --        896,397      8,964     2,011,566           --        2,020,530
Common stock of American
  Independent Network previously
  outstanding prior to reverse
  acquisition merger agreement,
  net of shares cancelled        42,427   $ 275,774    7,205,229     72,052       (72,052)          --          275,774
Net loss                           --          --           --         --            --       (3,333,393)    (3,333,393)
                              ---------   ---------   ----------   --------   -----------    -----------    -----------
Balance at December 31, 1999     42,427   $ 275,775   78,101,596   $781,016   $ 3,074,282    $(3,437,319)   $   693,753
                              =========   =========   ==========   ========   ===========    ===========    ===========


 See accompanying notes.
                                      F-6


                        Hispanic Television Network, Inc.

                            Statements of Cash Flows

                                                                                                        (RESTATED)
                                                                                         1999              1998
                                                                                         ----              ----
OPERATING ACTIVITIES
Net loss                                                                             $(3,333,393)      $  (103,926)
Adjustment to reconcile net loss to net cash used operating
  activities:
      Common stock issued for services                                                 2,120,530            20,000
      Compensation expense related to stock options                                      495,000                 -
      Amortization                                                                        25,281                 -
      Depreciation                                                                        52,765             9,978
      Changes in assets and liabilities:
         Increase in accounts receivable                                                    (819)                -
         Decrease in trade credits receivable                                             20,000                 -
         Increase in other assets                                                       (270,539)                -
         Increase in prepaid assets                                                      (41,666)                -
         Increase in accounts payable                                                    366,313                 -
         Decrease in other liabilities                                                    90,183                 -
                                                                                     -----------       -----------
Total cash used in operating activities                                                 (476,345)          (73,948)
                                                                                     -----------       -----------

INVESTING ACTIVITIES
Capital expenditures                                                                    (490,554)           (5,100)
Acquisition of AIN, net of cash acquired                                                (500,000)                -
                                                                                     -----------       -----------
Total cash used by investing activities                                                 (990,554)           (5,100)
                                                                                     -----------       -----------

FINANCING ACTIVITIES
Borrowings under line of credit                                                        1,500,000                 -
Borrowings on notes payable                                                                    -            14,137
Principal payments on notes payable                                                     (380,535)                -
Proceeds from issurance of common stock                                                        -            65,000
Proceeds from private placement                                                          400,000                 -
                                                                                     -----------       -----------
Total cash provided by financing activities                                            1,519,465            79,137
                                                                                     -----------       -----------
Net cash increase                                                                         52,566                89
Cash, beginning of year                                                                       89                 -
                                                                                     -----------       -----------
Cash at end of year                                                                  $    52,655       $        89
                                                                                     ===========       ===========

Cash paid for interest                                                               $    54,442       $         -
                                                                                     ===========       ===========
Cash paid for income taxes                                                           $         -       $         -
                                                                                     ===========       ===========


See accompanying notes.


                        Hispanic Television Network, Inc.

                          Notes to Financial Statements

                           December 31, 1999 and 1998

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

      Hispanic Television Network, Inc. ("The Company") is the successor entity formed by the merger on December 15, 1999 of American Independent Network, Inc. ("AIN") and Hispano Television Ventures, Inc. ("HT Ventures"). AIN, a publicly held corporation, was incorporated in Delaware on December 11, 1992. HTV, a privately held corporation, was incorporated in Texas on February 24, 1998. The Company's purpose is to provide television network service to the Hispanic community. The Company has FCC licenses to begin operations in eight US cities in Arizona, Oklahoma and Texas.

      On September 2, 1999, HT Ventures entered into a transaction ("HT Ventures Transaction") whereby HT Ventures purchased 11,000,000 previously unissued shares of AIN common stock for total purchase consideration of $500,000 in cash. As a result, of the HT Ventures Transaction, HT Ventures owned approximately 60% of the then outstanding shares of common stock of AIN. Subsequently, on December 15, 1999, HT Ventures completed the merger ("the Merger") with and into AIN, the legal surviving entity, and changed AIN's name to the Hispanic Television Network, Inc. ("the Company"). Pursuant to the terms of the Merger Agreement, stockholders of HT Ventures received a total of 70,000,000 shares of AIN common stock in exchange for the then outstanding shares of HT Ventures. As part of the Merger Agreement, the 11,000,000 shares purchased by HT Ventures on September 2, 1999, in connection with the HT Ventures Transaction, were canceled upon the finalization of the Merger on December 15, 1999. The Merger Agreement provided for AIN to issue 70,000,000 shares of common stock in exchange for all the outstanding shares of HT Ventures. The common stock exchanged, in addition to the existing AIN preferred and common shares previously outstanding, collectively results in the new capitalization of Hispanic Television Network, Inc. formerly American Independent Network, Inc. Subsequent to the Merger, HTV stockholders owned approximately 90% of AIN.

      Accordingly, the Merger was accounted for as a "reverse acquisition" using the purchase method of accounting with HT Ventures being the "accounting acquirer". In a reverse acquisition, the historical stockholders' equity of the accounting acquirer prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuers and acquirer's stock by an offset to paid in capital. All share and per share information has been presented in the accompanying financial statements as if the recapitalization had occurred as of the first day presented in the financial statements. The financial statements reflect the operations of AIN and for the period subsequent to acquisition on September 2, 1999. A summary of the combined purchase price allocation is as follows:

        Cash paid                               $  500,000
        Liabilities assumed                      2,729,240
        Preferred stock                            275,774
                                                ----------
          Amount to allocate to assets          $3,505,014
                                                ==========

        Net tangible assets                     $1,034,939
        Goodwill                                 2,470,075
                                                ----------
                                                $3,505,014
                                                ==========

      The purchase price allocation is based on preliminary estimates of the fair value of the acquired assets and liabilities.

                        Hispanic Television Network, Inc.

                          Notes to Financial Statements

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

      Cash and cash equivalents consist of highly liquid investments with an original maturity date of ninety days or less.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Property and Equipment

      Property and equipment are recorded at cost. The cost of property and equipment is depreciated over the estimated useful lives of the assets ranging from five to seven years. Depreciation is calculated using the straight line method.

Long-lived Assets

      Long-lived assets, including goodwill, are evaluated when indicators of impairment are present and provisions for possible losses are recorded when undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Revenue Recognition

      The Company's primary source of revenue is the sale of airtime on its television stations. Broadcast revenue is recorded when commercials are aired.

Stock Based Compensation

      The Company accounts for its stock-based compensation utilizing the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," because, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. However, SFAS 123 requires disclosure of pro forma information regarding net income and net income per share based on fair value accounting for stock-based compensation.

                        Hispanic Television Network, Inc.

                          Notes to Financial Statements

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentration of credit risk, principally consist of accounts receivable. At December 31, 1999, no single customer represented greater than 10% of the total receivable balance. The Company's billings are due generally upon 30 days, and the Company does not require collateral on accounts.

Earnings Per Share

      Basic and diluted net loss per share is computed based on the loss divided by the weighted average number of shares of common stock outstanding during each period. Potentially dilutive securities totalling 584,854 additional shares of common stock resulting from the conversion or exercise of preferred stock and stock options were not included in the calculation as their effect is antidilutive. Impairment of Long-lived Assets

      The carrying amount of long-lived assets including goodwill is reviewed if facts and circumstances suggest that it may be impaired. The review would be based on the estimated undiscounted cash flows of the Company's operations at the lowest level for which there are identifiable cash flows. If this review indicates impairment, the goodwill would be adjusted to its fair value through a charge to operations.

Goodwill

      Goodwill reflects the excess of purchase price over the fair value of net assets purchased. Goodwill is amortized on a straight-line basis over ten years. Amortization of goodwill was $25,281 at December 31, 1999.

Fair Value of Financial Instruments

      The Company's financial instruments, including accounts receivable, trade credits receivable, accounts payable and notes payable, approximate fair value due to their short term nature.

                        Hispanic Television Network, Inc.

                          Notes to Financial Statements

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Income Taxes

      The Company accounts for income taxes using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. Valuation allowances are provided for deferred tax assets when their realization is not reasonably assumed.

2.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at December 31, 1999:

      Machinery and equipment                                     $   890,399
      Digital compression equipment                                   852,152
      Leasehold improvements and other                                 36,440
                                                                  -----------
                                                                    1,778,991

      Less: accumulated depreciation                                 (355,165)
                                                                  -----------
      Total property and equipment                                $ 1,423,826
                                                                  ===========

                        Hispanic Television Network, Inc.

                          Notes to Financial Statements

3.    DEBT

                                                                                      1999
                                                                                      ----
Notes payable to various individuals, matured December, 1996, interest payable
     at maturity at a rate of 15% per annum.                                      $  321,994

Notes payable to various individuals, matured March 1997, interest payable at
     maturity at a rate of 15% per annum.                                            496,000

Note payable to Pacific Acquisition Group, matured December 31, 1998, interest payable quarterly at a rate of 11%
     per annum                                                                       250,500

Note payable to Logistic Services International, Inc., matured December 31, 1997, principal and interest were due December 31, 1997, interest at a rate of
     15% per annum                                                                    45,000

Note payable to an individual, matured May, 1998, interest payable quarterly
     at a rate of 24% per annum                                                       45,000

Note payable to an individual, matured February, 1999, interest payable monthly
     at a rate of 10% per annum                                                       90,000

Note payable to an individual, principal collateralized by assets of the Company,
     matured May, 1998, interest payable at maturity at a rate of 20% per annum      100,000

Capital lease obligation for equipment with a maturity date of May ,2000;
     bearing interest at 29.165% per annum in 1999                                     7,805
                                                                                  ----------
Total                                                                             $1,356,299
                                                                                  ==========

                        Hispanic Television Network, Inc.

                          Notes to Financial Statements

3.    DEBT (CONTINUED)

      On November 8, 1999, the Company entered into a credit agreement with a bank which provides for a $500,000 revolving line of credit with outstanding principle and interest due March 8, 2000. At December 31, 1999, there were $500,000 of borrowings outstanding. Borrowings under the revolving line of credit bear interest at the lenders prime rate plus 1% (9.5% at December 31, 1999). Borrowings are guaranteed up to a maximum of $500,000 by the Chairman of the Board of the Company. In consideration for the guarantee, the Chairman received an option to purchase 500,000 shares of the Company's common stock with an exercise price of $0.20 per share. The option is fully vested and exercisable. The Company recorded $495,000 of additional expense for the estimated fair value of the option. Such option was valued using the Black-Scholes option pricing model.

      On May 28, 1999, the Company entered into a loan agreement for convertible notes with a group of investors. The Company borrowed $500,000 under the loan agreement. The convertible notes were convertible into shares of Series A Preferred stock. The convertible notes were secured by the Company's assets. The notes were to be due May 2001 and bore interest at 11%. The notes convert at a price of $0.09375 per share. On September 1, 1999, the investors loaned an additional $500,000 to the Company under the Note Modification and Extension of Lien Agreement. The terms of the convertible notes remained the same under the Note Modification except that the conversion ratio changed to $0.1875 per share. On December 15, 1999, as part of the Merger agreement, the convertible notes were converted into 35,000,000 shares of AIN common stock (effected for the above conversion and the three to one stock dividend).

      The borrowing was repaid in January 2000.

4.    STOCKHOLDERS' EQUITY

      In addition, to the exchange of common shares, the new capital structure includes existing preferred stock from AIN of 42,427 shares. The preferred stock is convertible into two shares of common stock and receives cumulative interest payments 9% per annum in lieu of dividends.

      In May 1999, the Company issued 7,000,000 shares of common stock (as adjusted for the stock dividend and merger exchange rate) to an individual to purchase assets in a transaction with an estimated fair value of $100,000.

                        Hispanic Television Network, Inc.

                          Notes to Financial Statements

4.    STOCKHOLDERS' EQUITY (CONTINUED)

      In May 1999, the Company also entered into a consulting agreement with an investor. The Company issued 7,000,000 shares of common stock (as adjusted for the stock dividend and merger exchange rate.) The fair value of the common stock was determined to be $100,000 and the expense is recorded over the one year term of the agreement.

      During the fourth quarter of 1999, the Company issued approximately 896,000 shares of common stock in return for services and conversion of debt. These services consisted of primarily legal services and other professional advisory services and were valued at approximately
      $2 million.

5.    OPERATING LEASES

      The Company has commitments under operating leases for television communication equipment which are renewable at the option of the Company. During the year ended December 31, 1999 rent expense was $73,265. There was no rent expense for television communication expense for the year ended December 31, 1998.

      Minimum future rentals under noncancelable operating lease commitments in effect at December 31, 1999 are as follows:

            2000..............................           $  26,100
            2001..............................              21,600
            2002..............................              17,100
            2003..............................              16,225
            2004..............................               6,600
            Thereafter........................               6,600
                                                         ---------
                                                         $  94,225
                                                         =========

6.    PRO FORMA NET LOSS (UNAUDITED)

      The following table presents unaudited pro forma information for the Company as if the merger had taken place January 1, 1999 and 1998, respectively. Additionally, amortization of goodwill has been adjusted to reflect a full year of amortization as if the merger had taken place on January 1, 1999 and 1998, respectively.

                                                     1999             1998
                                                     ----             ----
Revenues                                        $    371,562     $   379,377
Net Loss                                         (14,170,923)     (2,452,898)
Net Loss Per Share                                     (0.23)          (0.12)

                        Hispanic Television Network, Inc.

                          Notes to Financial Statements

7.    INCOME TAXES
      The provision for income taxes is reconciled with the statutory rate for the years ended December 31, 1999 and 1998 as follows:

                                                                          (RESTATED)
                                                               1999          1998
                                                               ----          ----
      Provision computed at federal statutory
        rate                                                $(1,133,354)     $(35,335)
      State income taxes, net of federal tax
        effect                                                 (130,385)       (4,115)
      Change in deferred tax assets valuation
        allowance                                             1,249,855        39,450
      Other                                                      13,884             -
                                                              ---------      --------
                                                              $       -      $      -
                                                              =========      ========

      Significant components of the deferred tax asset at December 31, 1999 are as follows:

                                                                        1999
                                                                        ----
Net operating loss carryforward                                     $ 6,461,558
Stock compensation not currently deductible                             187,902
Other, net                                                                1,414
                                                                    -----------
                                                                      6,650,874
Valuation allowance of deferred tax assets                           (6,425,792)
                                                                    -----------
Deferred tax assets net of valuation allowance                          225,082
Deferred tax liabilities: Property and equipment                       (225,082)
                                                                    -----------
Deferred tax assets net of deferred tax liabilities                 $         -
                                                                    ===========

                        Hispanic Television Network, Inc.

                          Notes to Financial Statements

      The Company has federal and state net operating loss carryovers in the amount of approximately $17,000,000 which begin to expire in 2010. The realization of deferred tax assets with the net operating loss is dependent on generating sufficient taxable income prior to its expiration. A significant portion of the federal net operating loss carryover may be subject to limitations under Internal Revenue Code Section 382 as a result of the Merger Transaction. Due to the uncertainty of the Company's ability to generate such future taxable income, management has established a valuation allowance off setting the deferred tax asset.

8.    LEGAL PROCEEDINGS
      The Company is involved in various claims and legal actions arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

9.    RESTATEMENT OF FINANCIAL STATEMENTS
      The company restated its 1998 financial statements to reflect the proper recording of expenses, assets and common stock for transactions which occurred during the period February 24, 1999 (inception) to December 31, 1998.

10.   SUBSEQUENT EVENTS

Purchase of Building

      Effective February 13, 2000, the Company purchased the office space it was previously leasing for a cash purchase price of $800,000.

                        Hispanic Television Network, Inc.

                          Notes to Financial Statements

Private Placement

      Effective December 15, 1999, the Company began a Private Placement whereby the Company sold 100 units, each unit consisting of 100,000 shares of common stock of the Company (the units were offered pursuant to Rule 506 of Regulation D promulgated under the Securities and Exchange Act) and 100,000 warrants to purchase one share of the Company's common stock at an exercise price of $2.00 per share. The warrants expire one year after the termination of the Private Placement. The Company received gross proceeds in January of $10,000,000 pursuant to the Private Placement.

Stock Options

      Subsequent to December 31, 1999, the Company issued options to purchase 1,880,500 shares of the Company's Common Stock. The options vest over a three year period and have exercise prices ranging from $0.01 to $14.88 per share. Options to purchase 520,000 shares were granted at amounts less than the fair value of the underlying stock on the grant date, resulting in $4,158,550 of deferred compensation expense to be recognized over the remaining vesting term beginning in 2000.

Stock Option Plan

      In February 2000, the Company adopted the 2000 Stock Incentive Plan
      (the Plan). The Board of Directors will appoint a committee to administer the Plan. At the discretion of the committee, stock options may be granted to eligible participants, as defined. The options will generally vest over two to three years and the exercise price must be equal to or greater than the market value of the Company's stock on the date of grant.

Asset Acquisitions

      Effective January 10, 2000, the Company entered into an Asset Purchase Agreement with an individual to purchase certain broadcasting assets in Texas, New Mexico, Oklahoma and Arizona. The Company effected the purchase through the issuance of $3,000,000 of the Company's common stock, a cash payment of $1,500,000 and an additional $5,500,000 to be paid by December 2001. The cash payment will be made upon FCC approval of the broadcasting licensing transfer.

      On March 24, 2000, the Company entered into a strategic arrangement with Cubico.com, Inc., a Latin based Internet portal, whereby the Company obtains a 48% ownership interest in the operations of Cubico. The arrangement further provides for joint marketing opportunities. For this, the Company will give Cubico a minority interest in ten of the Company's television stations, 5,000,000 shares of common stock, use of HTVN's sales force to sell advertising for Cubico, sponsorship of educational programs explaining different aspects of Internet use and Cubico's logo on the Company's Internet home page.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Hispanic Television Network, Inc. (formerly American Independent Network, Inc.)

We have audited the accompanying statements of operations, stockholders' equity, and cash flows for the period January 1, 1999 to September 2, 1999 of Hispanic Television Network, Inc., formerly American Independent Network, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, results of operations and cash flows for the period January 1, 1999 to September 2, 1999 of Hispanic Television Network, Inc., formerly American Independent Network, Inc. in conformity with accounting principles generally accepted in the United States.

                                                       /S/ ERNST & YOUNG LLP

March 31, 2000
Dallas, Texas

                              Jack F. Burke, Jr.
                           CERTIFIED PUBLIC ACCOUNTANT
                                P.O. Box 15728
                         Hattiesburg, Mississippi 39404

                         REPORT OF INDEPENDENT AUDITOR

The Board of Directors
Hispanic Television Network, Inc.
6125 Airport Freeway
Haltom City, Texas 76117

I have audited the accompanying statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998 of Hispanic Television Network, Inc. formerly American Independent Network, Inc., a Texas Corporation. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

As discussed in Note 6 to the financial statements, the Company restated its 1998 financial statements to adjust additional capital and expense for common stock issued as incentives to extend loan terms.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 1998, for Hispanic Television Network, Inc. formerly American Independent Network, Inc. in conformity with generally accepted accounting principles.

Sincerely,

Jack F. Burke, Jr.

March 31, 2000

                   Hispanic Television Network, Inc. formerly
                       American Independent Network, Inc.

                            Statements of Operations

                                                     FOR THE PERIOD          (RESTATED) FOR
                                                   JANUARY 1, 1999 TO        THE YEAR ENDED
                                                    SEPTEMBER 2, 1999       DECEMBER 31, 1998
                                                    ------------------      -----------------
Revenues                                               $    93,376            $   377,380

Expenses:
   Satellite rental                                        153,900                360,000
   Programming expenses                                          -                 24,992
   Productions expenses                                     84,421                103,750
   Rental expense (net)                                     52,368                 64,809
   Bad debt expense                                              -              1,584,595
   Administrative expenses                               4,032,889                557,367
   Depreciation                                             71,312                 80,445
   Amortization                                             70,680                138,516
   Write off Senior Channel                                482,776                      -
                                                       -----------            -----------
Total expenses                                           4,948,346              2,914,474
Loss from Operations                                    (4,854,970)            (2,537,094)
Other expenses:
   Loss on Sale of Assets                                        -                 31,798
   Interest expense, net                                 4,731,212                314,275
                                                       -----------            -----------
Total other expenses                                     4,731,212                346,073
Income tax benefit                                               -               (661,824)
                                                       -----------            -----------
Net Loss                                               $(9,552,207)           $(2,221,343)
                                                       ===========            ===========

Basic and diluted net loss per
  share                                                      (1.60)                 (0.60)
                                                       ===========            ===========
Weighted average shares
  outstanding                                            5,958,914              3,705,036
                                                       ===========            ===========



                                 Hispanic Television Network, Inc. formerly
                                      American Independent Network, Inc.

                                      Statement of Stockholder's Equity

                                For the Period January 1, 1998 to September 2, 1999


                                                           PREFERRED
                               PREFERRED     STOCK          COMMON         COMMON       ADDITIONAL       RETAINED
                                SHARES       AMOUNT         SHARES         STOCK         CAPITAL         EARNINGS         TOTAL
                                ------       ------         ------         -----         -------         ---------        -----
Balance January 1, 1998
  (Restated)                    53,427    $    53,427      3,646,501    $     36,465    $  3,756,865    $ (4,228,034)   $  (381,277)
Preferred Stock Conversion     (11,000)       (11,000)         4,400              44    $     10,956            --             --
Bridge Loan Conversion            --             --           56,004             560          87,325            --           87,885
Common stock issued for
  conversion and
  extension of debt
  (Restated)                      --             --          668,718           6,687       1,534,774            --        1,541,461
Net Loss (Restated)               --             --             --              --              --        (2,221,343)    (2,221,343)
                                ------    -----------      ---------    ------------    ------------    ------------    -----------
Balance December 31, 1998
  (Restated)                    42,427         42,427      4,375,623          43,756       5,389,920      (6,449,377)      (973,274)
Bridge Loan Conversion            --             --          687,381           6,874       1,024,198            --        1,031,072
Common stock issued for
  conversion and extension
  of debt                         --             --          381,593           3,816         568,574            --          572,390
Common stock issued for
  services                        --             --        3,158,998          31,590       7,147,603            --        7,179,193
Shares cancelled                  --             --       (1,398,366)        (13,984)         13,984            --            --
Net Loss                          --             --             --              --              --        (9,586,182)    (9,586,182)
                                ------    -----------      ---------    ------------    ------------    ------------    -----------
Balance September 2, 1999       42,427    $    42,427      7,205,229    $     72,052    $ 14,144,279    $(16,035,599)   $(1,776,801)
                                ======    ===========      =========    ============    ============    ============    ===========



 See accompanying notes.

                              Hispanic Television Network, Inc. formerly
                                   American Independent Network, Inc.

                                        Statements of Cash Flows

                                                                                  For the
                                                                                   Period             (Restated)
                                                                                  January 1,         For the year
                                                                                   1999 to               ended
                                                                                 September 2,         December 31,
                                                                                     1999                1998
                                                                                     ----                ----
OPERATING ACTIVITIES
Net gain (loss)                                                                      $(9,247,765)       $(2,221,343)
Adjustment to reconcile net income to net cash from operating activities:
   Services expense related to issuance of common stock                                1,089,962                  -
   Interest expense related to conversion or extension of
      debt and bridge loans                                                            7,820,687             92,310
   Depreciation and Amortization                                                          73,024            218,961
   Changes in assets and liabilities:
      Increase in accounts receivable                                                    (15,300)              (538)
      Decrease in trade credits receivable                                               145,138             30,000
      Decrease in other assets                                                           403,351          2,253,476
      Decrease in accounts payable                                                      (284,915)           226,588
      Increase in accrued liabilities                                                    109,562            150,550
                                                                                     -----------        -----------
Total cash provided by operating activities                                               93,744             88,180
                                                                                     -----------        -----------

INVESTING ACTIVITIES
   Capital expenditures                                                                 (101,882)           (19,246)
                                                                                     -----------        -----------
Total cash used in investing activities                                                 (101,882)           (19,246)
                                                                                     -----------        -----------

FINANCING ACTIVITIES
   Principal payments on notes payable                                                    (1,326)           (93,895)
                                                                                     -----------        -----------
Total cash used in financing activities                                                   (1,326)           (93,895)
                                                                                     -----------        -----------
Net cash increase (decrease)                                                              (9,464)           (24,961)
Cash, beginning of year                                                                    9,807             34,768
                                                                                     -----------        -----------
Cash at end of year                                                                  $       343        $     9,807
                                                                                     ===========        ===========

Cash paid for interest                                                               $   201,607        $    63,441
                                                                                     ===========        ===========
Cash paid for income taxes                                                           $         -        $         -
                                                                                     ===========        ===========


See accompanying notes.

                    Hispanic Television Network, Inc. formerly
                       American Independent Network, Inc.

                          Notes to Financial Statements

           For the Period January 1, 1999 to September 1, 1999 and for the
                     Year ended December 31, 1998

1.    ORGANIZATION

The Company

      AIN was incorporated in the State of Delaware on December 11, 1992 under the name Strictly Business, Inc. On September 16, 1993, the Company changed its name to American Independent Network, Inc. ("AIN"). In March 1994, the Company began providing programming, media production, and syndication services to television stations. AIN operates a television network. AIN has entered into agreements to provide television broadcast stations with programming (television shows) for digital television broadcasting. Such agreements typically provide that the Company retains certain of the advertising time and advertising revenues generated from the programming.

      On September 2, 1999, Hispano Television Ventuires, Inc. ("HT Ventures") entered into a transaction with AIN ("HT Ventures Transaction") whereby HT Ventures purchased 11,000,000 previously unissued shares of AIN common stock for total purchase consideration of $500,000 in cash. As a result, of the HT Ventures Transaction, HT Ventures owned approximately 60% of the then outstanding shares of common stock of AIN. Subsequently, on December 15, 1999, HT Ventures completed the merger ("the Merger") with and into AIN, the legal surviving entity, and changed AIN's name to the Hispanic Television Network, Inc. ("the Company"). Pursuant to the Merger Agreement, shareholders of HT Ventures received a total of 70,000,000 shares of AIN common stock in exchange for the then outstanding shares of HT Ventures. The 11,000,000 shares previously issued to HT Ventures were immediately canceled pursuant to the Merger Agreement. Subsequent to the Merger, HT Ventures stockholders owned approximately 90% of AIN. Accordingly, the Merger was accounted for as a "reverse acquisition" using the purchase method of accounting with HT Ventures being the "accounting acquirer".

                    Hispanic Television Network, Inc. formerly
                       American Independent Network, Inc.

                         NOTES TO FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

      The Company's primary sources of revenue are the sale of airtime on its television stations. Broadcast revenue is recorded when commercials are aired.

Earnings Per Share

      Basic and diluted net loss per share is computed based on the loss divided by the weighted average number of shares of common stock outstanding during each period. Potentially dilutive securities totalling 84,854 additional shares of common stock resulting from the conversion or exercise of preferred stock and stock options were not included in the calculation as their effect is antidilutive.

3.    INCOME TAXES
      The provision for income taxes is reconciled with the statutory rate for the period January 1, 1999 to September 2, 1999 and the year ended December 31, 1998 as follows:

                                                      FOR THE PERIOD
                                                     JANUARY 1, 1999        FOR THE YEAR ENDED
                                                     TO SEPTEMBER 2,         DECEMBER 31, 1998
                                                           1999                 (RESTATED)
                                                           ----                  ---------
      Provision computed at federal
        statutory rate                                 $(3,144,240)              $(755,257)
      State income taxes, net of
        federal tax effect                                (366,211)                (87,965)
                                                       -----------               ---------
      Increase in deferred tax assets
        valuation allowance                              3,510,451                 843,222
                                                       -----------               ---------
                                                       $         -               $       -
                                                       ===========               =========

      The Company fully reserves its net deferred tax asset position due to uncertainty over future income. The Company has federal and state net operating loss carryovers in the amount of $5 million which begin to expire in 2010. A signfificant portion of the federal net operating loss carryover may be subject to limitations under Internal Revenue Code
      Section 382.

                    Hispanic Television Network, Inc. formerly
                       American Independent Network, Inc.

                          NOTES TO FINANCIAL STATEMENTS

4.    OPERATING LEASES

      The Company has commitments under operating leases for television communication equipment which are renewable at the option of the Company. During the period January 1, 1999 to September 2, 1999 and the year ended December 31, 1998, rent expense was $52,638 and $64,800, respectively.

5.    LEGAL PROCEEDINGS

      The company is involved in various claims and legal actions arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

6.    RESTATEMENT OF FINANCIAL STATEMENTS

      The company restated its 1998 financial statements to reflect the recording of shares of stock issued for the extending of notes payable. Based on the issuing of stock as incentives to extend loan terms, $48,836 of interest expense was recorded for the year ended December 31, 1998.