Form 10QSB
period 2000-03-31
HISPANIC TELEVISION NETWORK INC
filed 2000-05-15
CIK 1000876

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB

                                 --------------

(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended.............................March 31, 2000



   [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

      For the transition period from ______ to _____



                        Commission file number 000-23105

                                 --------------

                      HISPANIC TELEVISION NETWORK, INC.
      (Exact Name of Small Business Issuer as Specified in Its Charter)


                         Delaware                               75-2504551
              (State or Other Jurisdiction of                 (IRS Employer
              Incorporation or Organization)               Identification No.)
       6125 Airport Freeway, Suite 200, Fort Worth,

                           Texas                                   76117
         (Address of Principal Executive offices)               (Zip Code)

           Issuer's telephone number, including area code: (817) 222-1234



                       American Independent Network, Inc.
         (Former Name, Former Address and Former Fiscal Year, if changed since last report)

                                 --------------



      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of April 20, 2000, there were approximately 88,006,427 shares of our common stock issued and outstanding.

      Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

     Effective December 14, 1999, American Independent Network, Inc. merged with Hispano Television Ventures, Inc. and changed its name to Hispanic Television Network, Inc. and its Over the Counter Bulletin Board trading symbol to "HTVN."

                        HISPANIC TELEVISION NETWORK, INC.

                                TABLE OF CONTENTS

                                                                           PAGE

                          PART I FINANCIAL INFORMATION

Item 1.     Financial Statements.............................................1

            Condensed Balance Sheets as of March 31, 2000 (unaudited) and
               December 31, 1999.............................................2

            Condensed Statements of Operations for the three months ended
                March 31, 2000 (unaudited) and March 31, 1999
               (unaudited)...................................................3

            Statement of Stockholders' Equity as of March 31, 2000
                (unaudited) .................................................4

            Condensed Statements of Cash Flow for the three months ended
                March 31, 2000 (unaudited) and March 31, 1999
               (unaudited)...................................................5

            Notes to Condensed Financial Statements (unaudited)..............6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................10

                            PART II OTHER INFORMATION

Item 1.     Legal Proceedings...............................................14
Item 2.     Changes in Securities...........................................15
Item 3.     Defaults Upon Senior Securities.................................15
Item 4.     Submission of Matters to a Vote of Security Holders.............15
Item 5.     Other Information...............................................15
Item 6.     Exhibits and Reports on Form 8-K................................15

            Signatures

                          PART I FINANCIAL INFORMATION

   This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 24A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places including Item 1. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results could differ materially from those projected in the forward-looking statements. This report identifies factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements

Item 1. FINANCIAL STATEMENTS

                        Hispanic Television Network, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                     March 31,     December 31,
                                                       2000            1999
                                                   ------------    ------------
                  Assets
Current Assets
  Cash and cash equivalents                        $  2,876,182    $     52,655
  Accounts Receivable                                    12,500          19,250
  Prepaids                                              952,733          41,666
  Trade Credit Receivable                               126,073         126,073
                                                   ------------    ------------
Total current assets                                  3,967,488         239,644

Property and equipment, net                           2,756,828       1,423,826
Goodwill and other assets                             9,003,135       2,832,121
                                                   ------------    ------------
Total assets                                       $ 15,727,451    $  4,495,591
                                                   ============    ============

       Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts Payable                                 $    653,297    $  1,142,697
  Accrued Liabilities and other                         118,272          66,489
  Notes Payable                                       1,375,494       1,356,299
  Accrued Interest                                      385,553         336,353
  Deferred Revenue                                      300,000            --
  Revolving Line of Credit                                 --           500,000
  Due to Private Placement Participants                    --           400,000
                                                   ------------    ------------
 Total Liabilities                                    2,832,616       3,801,838

Stockholders' equity:
  Convertible Preferred Stock, $1.00 par value:
    Authorized shares - 10,000,000
    Issued and outstanding - 42,427                     275,774         275,774
  Common Stock,  200,000,000 shares
  authorized, 88,231,427 issued and
  outstanding at March 31, 2000 and 78,101,596
  at December 31, 1999                                  882,314         781,016
  Additional Capital                                 17,616,421       3,074,282
  Accumulated Deficit                                (5,879,674)     (3,437,319)
                                                   ------------    ------------
Total stockholders' equity                           12,894,835         693,753
                                                   ------------    ------------
Total liabilities and stockholders' equity         $ 15,727,451    $  4,495,591
                                                   ============    ============

                             See accompanying notes

                        Hispanic Television Network, Inc.
               Condensed Consolidated Statements of Operations
                  For the Three Months Ended March 31, 2000
                                   (Unaudited)

                                                       2000            1999
                                                   ------------    ------------
Revenue                                            $     60,243    $      8,400
Expenses:
  Programming expenses                                  370,283            --
  Satellite rental                                      209,038            --
  Production expenses                                    97,462            --
  Rental expense (net)                                    8,253            --
  Administrative expenses                               727,060          10,098
  Salaries and Wages                                    460,310            --
  Non-cash compensation - Stock Options                 258,548            --
  Depreciation                                           60,772           5,059
  Amortization                                          284,323           1,811
                                                   ------------    ------------
Total expenses                                        2,476,049          16,968
                                                   ------------    ------------
Loss from Operations                                 (2,415,806)         (8,568)
Other expenses
    Interest expense, net                               (26,549)           --
                                                   ------------    ------------
Net Loss                                           $ (2,442,355)   $     (8,568)
                                                   ============    ============

Basic and diluted net loss per share                       (.03)           --
                                                   ============    ============
Weighted average shares outstanding                  84,372,484      21,000,000
                                                   ============    ============

See accompanying notes.


                                                        Hispanic Television Network, Inc.
                                                        Statement of Stockholders' Equity
                                                                  March 31, 2000
                                                                   (Unaudited)

                                  Preferred  Preferred      Common        Common        Additional     Accumulated
                                    Shares     Stock        Shares        Stock          Capital         Deficit          Total
                                 -------------------------------------------------------------------------------------------------
Balance at December 31, 1999        42,427   $ 275,774     78,101,596    $ 781,016    $  3,074,282    $ (3,437,319)   $    693,753
Common stock issued in  private
  placement                           --          --       10,000,000      100,000       9,900,000            --        10,000,000
Common stock canceled due to
  judgment                            --          --         (475,169)      (4,752)          4,752            --              --
Common stock issued as
  settlement                          --          --           40,000          400            (400)           --              --
Common stock issued for
   programming services               --          --          100,000        1,000         727,000            --           728,000
Common stock issued for station
  acquisitions                        --          --          465,000        4,650       3,652,239            --         3,656,889
Compensation related to issuance
  of stock options                    --          --             --           --           258,548            --           258,548
Net Loss                              --          --             --           --              --        (2,442,355)    (2,442, 355)
                                    ------   ---------   ------------    ---------    ------------    ------------    ------------
Balance at March 31, 2000           42,427   $ 275,774     88,231,427    $ 882,314    $ 17,616,421    $ (5,879,674)   $ 12,894,835
                                    ======   =========   ============    =========    ============    ============    ============

See accompanying notes.

                        Hispanic Television Network, Inc.
                       Condensed Statements of Cash Flows
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                     2000            1999
                                                  -----------    -----------
Operating Activities
Net loss                                          $(2,442,355)   $    (8,568)
Adjustment to reconcile net loss to net cash
  used by operating activities:
  Compensation expense related to stock options       258,548           --
  Amortization                                        284,323          1,811
  Depreciation                                         60,772          5,059
  Changes in operating assets and liabilities:
       Accounts receivable                              6,750           --
       Other assets                                    73,799           --
       Prepaid assets                                (376,140)          --
       Accounts payable                              (489,400)          --
       Other liabilities                              372,609         (2,625)
       Accrued Interest                                49,200           --
                                                  -----------    -----------
Net cash used by operating activities              (2,201,894)        (4,323)
                                                  -----------    -----------

Investing Activities
Capital expenditures                                 (593,774)          --
Station acquisitions and licenses                  (2,700,000)          --
Purchase of Building                                 (800,000)          --
                                                  -----------    -----------
Net cash used by investing activities              (4,093,774)          --
                                                  -----------    -----------

Financing Activities
Payments under line of credit                        (500,000)          --
Borrowings on notes payable                            19,195         20,000
Proceeds from private placement                     9,600,000           --
                                                  -----------    -----------
Net cash provided by financing activities           9,119,195         20,000
                                                  -----------    -----------
Net cash increase                                   2,823,527         15,677
Cash, beginning of period                              52,655             89
                                                  -----------    -----------
Cash at end of period                             $ 2,876,182    $    15,766
                                                  ===========    ===========

Cash paid for interest                            $    12,894             $-
                                                  ===========    ===========
Cash paid for income taxes                                 $-             $-
                                                  ===========    ===========


See accompanying notes.

                        Hispanic Television Network, Inc.
                   Notes to Condensed Financial Statements
                                 March 31, 2000
                                   (Unaudited)

1.   General

     The financial statements of Hispanic Television Network, Inc. ("the Company") as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 3-10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. While management of the Company believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in the Company's 1999 Form 10-KSB. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial statements for the interim periods presented. The results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Organization

     Hispanic Television Network, Inc. ("the Company") is the successor entity formed by the merger on December 15, 1999 of American Independent Network, Inc. ("AIN") and Hispano Television Ventures, Inc. ("HT Ventures"). AIN, a publicly held corporation, was incorporated in Delaware on December 11, 1992 under the name Strictly Business, Inc., changing its name to AIN on September 16, 1993. In March 1994, AIN began providing programming, media production, and syndication services to television stations. AIN entered into agreements to provide television broadcast stations with programming (television shows) for digital television broadcasting. Such agreements typically provide that the Company retains certain of the advertising time and advertising revenues generated from the programming. HT Ventures, a privately held corporation, was incorporated in Texas on February 24, 1998. The Company's purpose is to provide television service to the Hispanic community.

     On September 2, 1999, HT Ventures entered into a transaction ("HT Ventures Transaction") whereby HT Ventures purchased 11,000,000 previously unissued shares of AIN common stock for total purchase consideration of $500,000 in cash. As a result, of the HT Ventures Transaction, HT Ventures owned approximately 60% of the then outstanding shares of common stock of AIN. Subsequently, on December 15, 1999, HT Ventures completed the merger ("the Merger") with and into AIN, the legal surviving entity, and changed AIN's name to the Hispanic Television Network, Inc. ("the Company"). Pursuant to the terms of the Merger Agreement, stockholders of HT Ventures received a total of 70,000,000 shares of AIN common stock in exchange for the then outstanding shares of HT Ventures. As part of the Merger Agreement, the 11,000,000 shares purchased by HT Ventures on September 2, 1999, in connection with the HT Ventures Transaction, were cancelled upon the finalization of the merger on December 15, 1999. The Merger Agreement provided for AIN to issue 70,000,000 shares of common stock in exchange for all the outstanding shares of HT Ventures. The common stock exchanged, in addition to the existing AIN preferred and common shares previously outstanding, collectively results in the new capitalization of Hispanic Television Network, Inc. formerly American Independent Network, Inc. Subsequent to the Merger, HT Ventures stockholders owned approximately 90% of AIN.

     Accordingly, the Merger was accounted for as a "reverse acquisition" using the purchase method of accounting with HT Ventures being the "accounting acquirer". In a reverse acquisition, the historical stockholders' equity of the accounting acquirer prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuers and acquirer's stock by an offset to paid in capital. All share and per share information has been presented in the accompanying financial statements as if the recapitalization had occurred as of the first day presented in the financial statements. The financial statements reflect the operations of AIN and for the period subsequent to acquisition on September 2, 1999. Financial statements presented as of March 31, 1999 represent the historical records of HT Ventures as the accounting acquirer.

     Income Taxes

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

2.   Debt

     Borrowings of $500,000 under the Company's line of credit were paid off on January 25, 2000. The interest in conjunction with the payoff was $8,480.

3.   Stockholders' Equity

     Private Placement

     The Company closed a Private Placement whereby the Company sold 100 units, each unit consisting of 100,000 shares of common stock of the Company (the units were offered pursuant to Rule 506 of Regulation D promulgated under the Securities and Exchange Act) and 100,000 warrants to purchase one share of the Company's common stock at an exercise price of $2.00 per share. The warrants expire one year after the termination of the Private Placement. The Company received gross proceeds in January 2000 of $9,600,000 to complete the $10,000,000 offering pursuant to the Private Placement. The Company had previously received $400,000 of the proceeds in 1999.

     Stock Option Plan

     In February 2000, the Company agreed to adopt the 2000 Stock Incentive Plan (the Plan), subject to stockholder approval. The Board of Directors will appoint a committee to administer the Plan. At the discretion of the committee, stock options may be granted to eligible participants, as defined. The options will generally vest over two to three years and the exercise price must be equal to or greater than the market value of the Company's stock on the date of grant.

      During the first quarter, the Company issued options to purchase 1,880,500 shares of the Company's Common stock. The options vest over a three-year period and have exercise prices ranging from $0.01 to $14.88 per share. Options to purchase 520,000 shares were granted at amounts less than the fair value of the underlying stock on the grant date, resulting in $4,158,550 of deferred compensation expense to be recognized over the remaining vesting term beginning in 2000. During the first quarter, Company recognized $258,548 of compensation expense related to the options.

      Programming Services

      In January 2000, the Company entered into an agreement with a programming provider. In exchange for programming services, the Company issued 100,000 shares of the Company's common stock. These services were valued at $728,000, and the expense will be recorded over a six -month period. The Company recorded approximately $242,667 of programming expense in the first quarter related to this transaction.

      Settlements

      In February 2000, for the consideration of $27,500 in cash and 40,000 shares of the Company's common stock, the Company entered into a settlement agreement with an individual to release the Company of any and all claims the individual had, has, or may have against the Company.

      Canceled Shares

      In January 2000, the Company canceled 475,169 shares of its common stock. The shares were returned to the Company as part of a judgment against an individual. The Company is still pursuing the individual to recover remaining property and damages.

      Station Acquisitions

      In January 2000, the Company entered into an agreement with an individual for the purchase of the assets of K30ES, including the FCC license, subject to FCC approval, for 100,000 shares of the Company's common stock valued at $777,825.

      On January 21, 2000, the Company executed an agreement to acquire certain assets associated with KTOU-TV 22 in Oklahoma City, OK from Walter J. Morris, subject to FCC approval. The purchase price of $1,958,238 was comprised of $250,000 in cash and 250,000 shares of our common stock valued at $1,708,238.

      In February, 2000 the Company paid $1,000,000 cash as earnest money towards the purchase of KLDT, Channel 55, Lake Dallas, TX, subject to FCC approval. In conjunction with this purchase, the Company issued 115,000 shares of common stock valued at $1,150,000. The remaining balance is due at closing date that can be extended by making additional deposit payments. We currently anticipate that we will close this transaction during calendar 2000.

4.   Acquisitions of TV Stations

      On January 10, 2000, we completed funding of the initial payment of $1.5 million to Carlos Ortiz in connection with the Purchase Agreement, dated December 15, 1999, pursuant to which we agreed to purchase 10 television stations in Texas, New Mexico, Oklahoma, and Arizona for an aggregate of $10.0 million from Carlos Ortiz. The purchase price was comprised of $7.0 million in cash and $3.0 million in shares of our common stock, which equals 695,652 shares based on our common stock's closing price on December 31, 1999. Currently, we are operating all of these stations under a local marketing agreement ("LMA") whereby we control all programming, receive all revenues from and pay all expenses associated with each of these stations pending the closing of this transaction, which we have the right to schedule at any time during the two years following the execution of the purchase agreement. We currently anticipate that we will close this transaction during calendar 2000. The LMA fee of $1.5 million is being amortized over the remaining twenty-four month term to close the transaction.

      On March 24, 2000, the Company entered into a strategic arrangement with Cubico.com, Inc., a soon to be launched Latin based Internet portal, whereby the Company will obtain a 48% ownership interest in the operations of Cubico. The arrangement further provides for joint marketing opportunities. For this, the Company will give Cubico a minority interest in ten of the Company's television stations, 5,000,000 shares of common stock, use of the Company's sales force to sell advertising for Cubico, sponsorship of educational programs explaining different aspects of Internet use and Cubico's logo on the Company's Internet home page. This transaction is expected to close in the second quarter, 2000.

      In January, 2000, the Company executed an agreement to acquire certain assets associated with the FCC license of KVAW-TV 16 in Eagle, Pass, TX from Juan Wheeler for the amount of $150,000, subject to FCC approval.

5.   Legal Proceedings

      The Company is involved in various claims and legal actions arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

6.   Subsequent Events

      On April 24, 2000, we entered into a letter of intent to acquire certain assets of K64FM in Brownsville/Harlingen, Texas and KKJK in Las Vegas, Nevada from Brownsville Broadcasting, LLC and Cosmo Communications, LLC for $4,950,000. We expect this transaction to close during calendar 2000.

      On April 24, 2000, we entered into a letter of intent to acquire certain assets of TV-21 in Orlando, Florida from Galloway & Associates, PA for $600,000. We expect this transaction to close during calendar 2000.

      On April 28, 2000, we entered into a purchase agreement with Johnson Broadcasting of Dallas, Inc. to acquire television station KLDT, Channel 55, Lake Dallas, Texas and its auxiliary facilities including all broadcasting assets for $35 million. We expect this transaction to close during calendar 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   Background

      On December 14, 1999, American Independent Network, or AIN, merged with Hispano Television Ventures, Inc., a producer of Spanish-language programming, and was renamed Hispanic Television Network, Inc. Originally formed on December 11, 1992, AIN has historically operated as a general market, family-oriented television network providing programming and other services. We currently operate two networks, AIN, which has over 35 affiliates, and HTVN, which owns, operates or has agreements or letters of intent to acquire 20 television stations in 16 markets of which 12 stations are currently broadcasting HTVN programming in 9 markets, including 2 that are in the top ten markets ranked by DMA. We intend, whether through the acquisition of or affiliation with stations, to acquire a presence in certain of the top 20 markets ranked by Hispanic population in order to reach approximately 75% of the Hispanic population. The purpose of the merger was to position the company to become a major Hispanic media company. The company has been actively growing our distribution networks by aggressively acquiring owned and operated stations as well as adding affiliated stations. The company has also been building our sales network and acquiring quality programming to broadcast across our network.

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

      For accounting purposes, the merger was treated as a reverse acquisition of the Company by Hispanic Television Network, Inc. The following discussion reflects the material operations of Hispano Television Ventures, Inc. for the quarter ended March 31, 1999.

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

     o PROGRAM OWNERS. In exchange for licensing rights to select programming, we give the program owner advertising time during the broadcast of such programming. The program owner is then able to sell the advertising time to outside parties. We generally contract with program owners at the National Association of Television Program Executives convention and accordingly, are not required to actively market this segment of our advertising time.

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

Results of Operations

      Three Months Ended March 31, 2000 and 1999

      Revenues. Revenues are primarily derived from our programming services, sales of advertising and programming time, and leasing of digital satellite channels. Revenues for the three months ended March 31, 2000 were $60,243 compared to $8,400 for the comparable three month period in 1999, an increase of $51,843. The increase in revenues is primarily the result of the sale of programming time.

      Cost of Operations. For the three months ended March 31, 2000 and March 31, 1999, costs of operations were $2,476,049 and $16,968. Cost of operations has significantly increased over prior years as a result of rapid expansion and positioning of our networks.

      General and Administrative. General and administrative expenses for the three months ended March 31, 2000 were $727,060 and for the three months ended March 31, 1999 were $10,098. General and administrative expenses are comprised primarily of taxes, insurance, rent and office related expenses.

      Interest expense for the three months ended March 31, 2000 was $26,549 and for the comparable period in 1999 was $0. The increase in interest expense for the three months ended March 31, 2000 is due primarily to outstanding notes payable.

      Operating Results. We had a net operating loss of $2,442,355 for the three months ended March 31, 2000 compared to a net operating loss of $8,568 for the comparable period in 1999. The increased loss for 2000 was a result of the rapid expansion and positioning of our networks.

      Earnings Per Share of Common Stock. The net losses per common share are based upon the weighted average of outstanding common stock. For the three months ended March 31, 2000, the net loss per share of common stock was $(0.03). The loss is reflective of the rapid expansion and positioning of our networks.

Liquidity and Capital Resources

      We have financed our operations through a combination of the issuance of equity securities to private investors, issuance of private debt, loans from affiliates, and cash flow from operations. We have had cumulative losses of $5,879,674 from inception through March 31, 2000.

      Current liabilities at March 31, 2000 were $2,832,616. Current assets of $3,967,488 exceeds current liabilities by $1,134,872. As of December 31, 1999, the two largest components of current liabilities consisted of accounts payables and notes payables which approximated $2.0 million.

       Financing activities included a private placement which closed in January 2000. The Company raised $10 million from the sale of 10 million shares of common stock and warrants to purchase an equivalent number of shares at $2.00 per share. These funds were used primarily for the acquisition of television stations, programming, repayment of debt and working capital needs. These private placement investors have the ability to exercise their warrants up until one year after the private placement.

      Our continued growth will require additional funds that may come from a variety of sources, including equity or debt issuances, bank borrowings and capital lease financings. We currently intend to use any funds raised through these sources to fund various aspects of our continued growth, including to acquire new stations, to perform digital upgrades of acquired stations, to fund key programming acquisitions, to perform station capital upgrades, to secure cable connections, to fund master control / network equipment upgrades, to make strategic investments and to fund our working capital needs.

      We had net losses of $2,442,355 in the three months ended March 31, 2000 and $8,568 in the three months ended March 31, 1999. We expect these losses to continue as we incur significant capital expenditures and operating expenses to acquire new television stations and convert them to a Hispanic format. We currently anticipate that our revenues as well as cash from financings will be sufficient to satisfy operating expenses by the end of 2000. We may need to raise additional funds, however. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.

Impact of inflation

      Management does not believe that general inflation has had or will have a material effect on operations.

Recent Developments

      On April 24, 2000, we entered into a letter of intent to acquire certain assets of K64FM in Brownsville/Harlingen, Texas and KKJK in Las Vegas, Nevada from Brownsville Broadcasting, LLC and Cosmo Communications, LLC for $4,950,000. We expect this transaction to close in calendar 2000.

       On April 24, 2000, we entered into a letter of intent to acquire certain assets of TV-21 in Orlando, Florida from Galloway & Associates, PA for $600,000. We expect this transaction to close in calendar 2000.

      On April 28, 2000, we entered into a purchase agreement with Johnson Broadcasting of Dallas, Inc. to acquire television station KLDT, Channel 55, Lake Dallas, Texas and its auxiliary facilities including all broadcasting assets for $35 million. We currently anticipate that we will close this transaction during calendar 2000.

      On May 2, 2000, we announced the election of two new board of director members, David Hayden, founder of Critical Path, and Hector Saldana, former General Manager of the Latin American division for Apple Computer. Hector Saldana is the co-founder of enCommerce and has over 15 years of notable accomplishments as a senior management professional in the high-tech industry marked by strong international business experience and relationships. David Hayden founded Critical Path and continues to serve as the Company's Chairman and provides strategic business and product vision.

                            PART II OTHER INFORMATION

Item 1.     Legal Proceedings

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

2. In American Independent Network, Inc. v. John Priscella, et al., Civil Action No. 4:99-CV-850-Y, U.S. District Court, Northern District of Texas, Fort Worth Division, we sued John Priscella, Data West and others for the recovery of (1) 680,000 shares of common stock issued to Data West and John Priscella in connection with financing that was never provided, (2) certain personal property and (3) other damages as well as cancel any rights John Priscella had to obtain an interest in stations KSAA LP and K09VO. We have recovered all 680,000 shares of common stock, which we subsequently cancelled, and certain personal property, however, we intend to pursue our claims against Data West and John Priscella to recover our remaining property and damages.

3. In March 2000, Telemundo sought a temporary restraining order against us and Marco Camacho to prevent us from hiring any of their Houston station employees. We were able to reach a mutually agreeable settlement with Telemundo, pursuant to which we agreed to refrain from hiring any additional Telemundo employees from their Houston station for a period of six months.

Item 2.  CHANGES IN SECURITIES

            In January 2000, the Company completed a Private Placement whereby the Company sold 100 units, each unit consisting of 100,000 shares of common stock of the Company (the units were offered pursuant to Rule 506 of Regulation D promulgated under the Securities and Exchange Act) and 100,000 warrants to purchase one share of the Company's common stock at an exercise price of $2.00 per share. The warrants expire one year after the termination of the Private Placement. The Company received gross proceeds in December 1999 of $400,000 and in January 2000 of $10,000,000 pursuant to the Private Placement. The use of these proceeds will be used over the next six to twelve months to (1) acquire and produce its our programming, (2) acquire broadcasting stations, (3) purchase equipment and gear and (4) operating / working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5.  OTHER INFORMATION

      On February 15, 2000, we filed an application with the National Association of Securities Dealers to have our common stock listed on the Nasdaq National Market. Audited financials were subsequntly submitted when the company's 10K was completed in April. We expect that the Nasdaq National Market will notify us with the next 30 days regarding our application.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

4.1 Certificate of Designation Preferences, Rights and Limitations of Series B Preferred Stock of American Independent Network, Inc. (Incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-KSB, dated April 24, 2000).

10.01 Stock disbursement agreement by and between Hispano Television Ventures, Inc., Patrick Alan Luckett, Victoria O. Luckett and Victor Mantecon, dated June 9, 1998 (Incorporated by reference to Exhibit
          10.01 of our Annual Report on Form 10-KSB, dated April 24, 2000).

10.02 Letter Agreement & Asset Transfer Agreement, between Hispano Television Ventures, Inc. and American Independent Network, Inc. (Incorporated by reference to Exhibit 10.02 of our Annual Report on Form 10-KSB, dated April 24, 2000).

10.03 Promissory Note, dated November 17, 1998, made by American Independent Network, Inc., in favor of Bob J. Bryant (Incorporated by reference to Exhibit 10.03 of our Annual Report on Form 10-KSB, dated April 24,
          2000).

10.04 Agreement and Bill of Sale by and between ATN Network, Inc., and Hispano Television Ventures, Inc., dated May 28, 1999 (Incorporated by reference to Exhibit 10.04 of our Annual Report on Form 10-KSB, dated April 24, 2000).

10.05 Employment Agreement by and between P. Alan Luckett and Hispano Television Ventures, Inc., dated May 28, 1999 (Incorporated by reference to Exhibit 10.05 of our Annual Report on Form 10-KSB, dated April 24, 2000).

10.06 Consulting Agreement by and between Hispano Television Ventures, Inc. and Woodcrest Capital, L.L.C., dated May 28, 1999 (Incorporated by reference to Exhibit 10.06 of our Annual Report on Form 10-KSB, dated April 24, 2000).

10.07 Bill of Sale by and between Hispano Television Ventures, Inc., P. Alan Luckett, and Victoria O. Luckett, dated May 28, 1999 (Incorporated by reference to Exhibit 10.07 of our Annual Report on Form 10-KSB, dated April 24, 2000).

10.08 Letter agreement by and between Bob J. Bryant and Hispano Television Ventures, Inc., dated May 28, 1999 (Incorporated by reference to Exhibit 10.08 of our Annual Report on Form 10-KSB, dated April 24, 2000).

10.09 Stock Option Agreement, dated November 8, 1999, between Hispanic Television Network, Inc. and James A. Ryffel (Incorporated by reference to Exhibit 10.09 of our Annual Report on Form 10-KSB, dated April 24, 2000).

10.10 Asset Purchase Agreement, dated December 15, 1999, between Carlos Ortiz and Hispanic Television Network, Inc. (Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-KSB, dated April 24,
          2000).

10.11 Agreement for Sale, dated February 14, 2000, by and between Van Eynsbergen and Holland Partnership, and Hispanic Television Network, Inc. (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-KSB, dated April 24, 2000).

10.12 Form of Assignment and Assumption of Leases by and between Van Eynsbergen and Holland Partnership in Texas and Hispanic Television Network, Inc. (Incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-KSB, dated April 24, 2000).

10.13 Agreement Establishing Strategic Relationship, dated March 16, 2000, between Cubico.com and Hispanic Television Network, Inc. (Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-KSB, dated April 24, 2000).

10.14* Purchase and Sales Agreement by and between Johnson Broadcasting of Dallas, Inc. and Hispanic Television Network, Inc., dated April 24, 2000, for the sale of KLDT-TV, Channel 55, Lake Dallas, Texas.

27*       Financial Data Schedule (included in SEC-filed copy only).

*Filed herewith.

(B)   REPORTS ON FORM 8-K.

     During the first quarter of 2000, we filed the following Current Reports on Form 8-K:

      1. On January 24, 2000 regarding the financial statements required for our merger with Hispano Television Ventures, Inc. and related transactions; and

      2. On March 15, 2000 reporting a change in our certifying accountant from Jack F. Burke, Jr. to Ernst & Young LLP; and

      3. On March 23, 2000 incorporating a letter from Jack F. Burke, Jr. regarding the change in certifying accountant.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HISPANIC TELEVISION NETWORK INC.

      Date:  May 12, 2000                 By:      /S/ JAMES A. RYFFEL
                                              ---------------------------------
                                                   James A. Ryffel
                                                   Chairman of the Board