Form 10KSB40/A
period 1999-12-31
HISPANIC TELEVISION NETWORK INC
filed 2000-06-30
CIK 1000876

==========================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------
                                  FORM 10-KSB/A

                                (Amendment No. 1)

(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1999

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ______ to _____

                        Commission file number 000-23105

                               ------------------

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

                               ------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

                               ------------------

   Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

   State issuer's revenues for its most recent fiscal year: $278,186

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

   Transitional Small Business Disclosure Format: Yes /    /   No / X /

==========================================================================

     Effective December 14, 1999, American Independent Network, Inc. merged with Hispano Television Ventures, Inc. and changed its name to Hispanic Television Network, Inc. and its Over the Counter Bulletin Board trading symbol to "HTVN."


                            HISPANIC TELEVISION NETWORK, INC.

                                TABLE OF CONTENTS

                                                                                      Page

                                     PART I

Item 1.     Business.....................................................................1
Item 2.     Properties..................................................................17
Item 3.     Legal Proceedings...........................................................17
Item 4.     Submission of Matters to a Vote of Security Holders.........................17

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.....................................................................19
Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................................20
Item 7.     Financial Statements and Supplementary Data.................................25
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................................25

                                    PART III

Item 9.     Directors and Executive Officers of the Registrant..........................25
Item 10.    Executive Compensation......................................................28
Item 11.    Security Ownership of Certain Beneficial Owners and
            Management..................................................................30
Item 12.    Certain Relationships and Related Transactions..............................31
Item 13.    Exhibits, Lists and Reports on Form 8-K.....................................32


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

Item 1. Business

                                    Overview

      Hispanic Television Network, Inc. operates the only U.S. based, Spanish-language television network focused primarily on serving the Mexican origin Hispanic population, or Mexican Hispanics, which is the largest and fastest growing segment of the U.S. Hispanic population. Through this network, named Television Hispana and going by the call letters HTVN, we own or operate or have agreements or letters of intent to acquire 20 television stations in 16 markets of which 11 stations are currently broadcasting HTVN programming in 9 markets, including two of the top ten markets ranked by Designated Market Area, or DMA. Recently, we executed an agreement to purchase an additional station in Dallas, Texas. Currently, we are in negotiations to acquire a minority equity interest in an entity that owns stations in each of San Francisco, San Jose and Sacramento, California as well as stations in Orlando and Las Vegas. In addition as part of our Internet strategy, we recently entered into an agreement to acquire a 48% interest in a soon to be launched Spanish-language Internet Portal, Cubico.com, which we anticipate will be launched in second half of 2000.

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

Television Hispana Network

      We own or operate or have agreements or letters of intent to acquire 20 television stations in 16 markets of which 11 stations are currently broadcasting HTVN programming in nine markets including two of the top ten markets ranked by DMA. We operate several stations through a local marketing agreement, or LMA, pursuant to which we control all programming, are entitled to all revenues and are liable for all expenses pending consummation of our acquisition of these stations. Additionally, we are currently negotiating the acquisition of a minority equity interest in an entity that owns stations in each of San Francisco, San Jose and Sacramento, California as well as the acquisition of stations in Orlando and Las Vegas. We broadcast our programming to a combination of full-power and low-power stations, the latter of which are generally located close to or are directed at urban areas.

      The following table lists information concerning those stations that we own or operate or have agreements to acquire and their respective markets:





                                              Population in Market      Population as a % of
                                                 (in thousands)              Total DMA
   Rank by                                                                                        % of Hispanic
   Hispanic       DMA Market                  Hispanic    Mexican     Hispanic      Mexican     Population That
  Population       Served(1)    Station(s)   Population  Population  Population    Population      is Mexican
  ----------       ---------    ----------   ----------  ----------  ----------    ----------      ----------
      7              San           K52EA        1,078        988         54.3%        49.7            91.7%
                Antonio/Eagle     KSAA-LP
              Pass/ Uvalde/Del      KVAW

                 Rio/Carrizo      KNHB-LP
                 Springs (6)        KTRG

                                  KSPG-LP
      8          Harlingen/       KTSI-LP        831         790         88.1%        83.7            94.9%
                   McAllen
     12       Phoenix/Globe (3)   KCOS-LP        715         627         19.6%        17.2            87.8%
                                  KTVP-LP
                                   K30ES

     19        Corpus Christi     KWDT-LP        337         309         60.4%        55.4            91.7%
     55       Oklahoma City (2)   KTOU-LP        72          55          4.5%          3.5            76.7%
                                  KLHO-LP
     81             Tulsa          K29DZ         32          21          2.5%          1.7            66.0%
     88         Beaumont/Port      K09VO         24          18          5.3%          4.1            76.5%
                   Arthur

                   Clovis         KWDX-LP         9           5          28.9%        18.3            63.1%



(1) If more than one station, total number of stations appears in parenthesis next to market name.

Source: Claritas, 1999


Markets Served

      Prior to our acquisition or assumption of operations of the following stations, none were broadcasting in Spanish. Currently, 11 of these stations, including K09VO (Beaumont), KWDT-LP (Corpus Christi), KTRG (Del Rio), KVAW (Eagle Pass), K30ES (Globe), KTSI (Harlingen/McAllen), KTOU-LP, KLHO-LP (Oklahoma City), KCOS-LP (Phoenix), K52EA and KSAA-LP (San Antonio), are broadcasting HTVN's Spanish-language programming.

SAN ANTONIO. HTVN's television stations K52EA, KSAA-LP, KVAW, KHNB-LP, KTRG and KSPG-LP serve the San Antonio, market, which includes Eagle Pass, Uvalde, Del Rio and Carrizo Springs. Combined, these markets have a total population of over
1.9 million, of which 998,217 are Mexican Hispanic, or 91.7% of all Hispanics in these markets. Our predecessor, AIN, acquired an interest in KSAA-LP in 1999. The FCC has approved the transfer of the ownership interests in the license of KSAA-LP to AIN and Frederick Hoelke. This transfer has been consummated and we expect to file the necessary consummation notice with the FCC shortly. Upon settlement of our pending litigation with John Priscilla and an agreement with Frederick Hoelke to acquire his interest in this station, we intend to file with the FCC the applications necessary to obtain FCC consent to transfer control and assign the license to HTVN. In February 2000, we acquired the assets of KVAW, including rights to its FCC license, and are currently operating this station. We intend to file an application requesting FCC consent to this acquisition. In addition, we assumed operations of K52EA, KTRG, KSPG-LP and KNHB-LP in January 2000 pursuant to a local marketing agreement.

HARLINGEN/MCALLEN. HTVN's television station KSTI-LP serves the Harlingen and McAllen markets. These markets have a combined population of 943,995, of which 789,652 are Mexican Hispanic, or 94.97% of all Hispanics in these markets. In January 2000, we assumed operations of this station.

PHOENIX/GLOBE. HTVN's television stations KCOS-LP, KTVP-LP and K30ES serve the Phoenix and Globe markets. These markets have a population of 3.6 million, of which 627,402 are Mexican Hispanic, or 8.7% of all Hispanics in these markets. In 1999, Hispano Television Ventures acquired KTVP-LP. The FCC has approved the assignment of this license to Hispano Television Ventures and we intend to file the appropriate consummation notice with the FCC. In addition, we intend to request FCC consent to transfer control or assign this license to HTVN. In March 2000, we acquired the construction permit for K30ES, which we are currently operating. We intend to file an application requesting FCC consent to acquire the construction permit for this facility as well as an application for a FCC license for this station. We will also seek FCC approval to increase this station's authorized power level. In addition, we assumed operations of KCOS-LP in January 2000.

CORPUS CHRISTI. HTVN's television station KWDT-LP serves the Corpus Christi market, which has a population of 557,633, of which 309,095 are Mexican Hispanic, or 91.7% of the total Hispanic population in the Corpus Christi DMA. We assumed operations of KWDT-LP in January 2000. KWDT-LP has received FCC authorization to change its operations from channel 13 to channel 12.

OKLAHOMA CITY. HTVN's television stations KTOU-LP and KLHO-LP serve the Oklahoma City, Norman and Enid markets. Combined, these markets have a total population of 1.2 million, of which 54,873 are Mexican Hispanic, or 76.7% of the Hispanic population in this DMA. AIN acquired an interest in KTOU-LP in April 1999 and Hispano Television Ventures acquired a majority interest in KTOU-LP in 1999. The FCC has approved the assignment of this license to Hispano Televion Ventures and we intend to file the appropriate consummation notice with the FCC. In addition, we intend to request FCC consent to transfer or assign this license to HTVN. In addition, we assumed operations of KLHO-LP in January 2000.

TULSA. Although television station K29DZ is a licensed facility, it is not currently operating. When K29DZ commences operations, it will serve the Tulsa market, which has a population of 928,900, of which 20,892 are Mexican Hispanic, or 66% of the Hispanic population. We acquired the right to construct station K29DZ in January 2000 and finished construction in early 2000. Currently, the station is not operational pending our acquisition of replacement transmitting equipment. We expect to acquire the equipment and commence broadcasting of HTVN programming on this station in September 2000.

BEAUMONT. HTVN's television station K09VO serves the Beaumont and Port Arthur markets with a population of 444,534, of which 18,092 are Mexican Hispanic, or 76.5% of the Hispanic population. In April 1999, our predecessor, AIN, acquired an interest in this station. This transfer has been consummated and we expect to file the necessary consummation notices with the FCC shortly. Upon agreement with existing co-owners to acquire their interests in this station, we intend to file with the FCC the necessary applications to obtain FCC consent to transfer control or assign the license to HTVN.

CLOVIS. HTVN's television station KWDX-LP will serve, upon completion of the construction of broadcasting facilities, the Clovis, New Mexico market, which has 5,870 Mexican Hispanics in a total population of 37,933. We assumed operations of this station in January 2000.

Programming

      HTVN broadcasts first-run Spanish-language programming 24 hours a day, seven days a week. To insure the quality of our programming, we have decided that we will not air "infomercials," or program-like commercials on HTVN.

      A typical 24 hour schedule during the week of network programming is as follows:




   CENTRAL      MONDAY       TUESDAY    WEDNESDAY   THURSDAY     FRIDAY     SATURDAY     SUNDAY      CENTRAL
    T-ZONE                                                                                           T-ZONE
   -------      ------       -------    ---------   --------     ------     --------     ------      -------
    6:00am                             Entranas del Pueblo                                            6:00am
    6:30am                         MVS Noticias                             Desafio Academico         6:30am
    7:00am                            Cartoons                               Aventuras de             7:00am
    7:30am                            Cartoons                                                        7:30am
    8:00am                                                                            Cartoons        8:00am
    8:30am                             Novela                             Cartoons                    8:30am
    9:00am                                                                                            9:00am
    9:30am                             Novela                            Chiqui Show    Movie         9:30am
   10:00am                                                                 Bartolo    Explosivo      10:00am
                                                                                         Mus

   10:30am                                                                La Paloma   La Paloma      10:30am
   11:00am                                                                La Pareja  Lucha Libre     11:00am
                                                                             Sin

   11:30am                              Movie                                VIP      Mexicana       11:30am
   12:00pm                                                                  Vamos      Bandazo       12:00pm
                                                                                       Musical

   12:30pm                                                                    Chismes y Mas          12:30pm
    1:00pm                              Movie                            Musica sin  No Confies       1:00pm
    1:30pm                                                                Fronteras                   1:30pm
    2:00pm                                                                                            2:00pm
    2:30pm                              Movie                                                         2:30pm
    3:00pm  Chespirito     Bartolo       Los      La Media   Los Beverly    Movie       Movie         3:00pm
                                      Polivoces     Ochoa

    3:30pm                                                                                            3:30pm
    4:00pm                            Cartoons                                                        4:00pm
    4:30pm                          A Tu Salud                              Movie       Movie         4:30pm
    5:00pm                                                                           Musica Sin       5:00pm
    5:30pm                       Agua y Chocolate                                     Fronteras       5:30pm
    6:00pm               Recuerdos de Mi Vida                Quien Tiene    Movie       Vamos         6:00pm
    6:30pm                 Cronica Especial                   La Razon                Chismes y       6:30pm
                                                                                         Mas

    7:00pm                                                     Cuanto                                 7:00pm
    7:30pm                    Super Facil                      Cuesta       Movie       Boxeo         7:30pm
                                                                                       Mundial

    8:00pm                                                                 Cuentos                    8:00pm
    8:30pm                                                                 Cuentos                    8:30pm
    9:00pm                              Movie                                                         9:00pm
    9:30pm                         MVS Noticias                                                       9:30pm
   10:00pm                          Score Final                                                      10:00pm
   10:30pm                     Libertad Para Elegir                         Movie       Movie        10:30pm
   11:00pm                                                                 Bartolo   Lucha Libre     11:00pm
   11:30pm                             Novela                                         Mexicana       11:30pm
   12:00am                                                                  Movie                    12:00am
   12:30am                             Novela                            Pareja Sin                  12:30am
                                                                             Par

    1:00am                                                                 Bartolo                    1:00am
    1:30am                                                               Los Beverly    Movie         1:30am
    2:00am                                                                La Media                    2:00am
                                                                            Ochoa

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

      The broadcasting industry is continuously faced with technological change and innovation and the possible rise in popularity of competing entertainment and communications media. The rules and the policies of the FCC also encourage increased competition among different electronic communications media. As a result, we may experience increased competition from other free or pay systems that deliver entertainment programming directly to consumers and this could possibly have a material adverse effect on our operations and results. For example, commercial television broadcasting may face future competition from interactive video and data services that provide two-way interaction with commercial video programming, along with information and data services that may be delivered by commercial television stations, cable television, direct broadcast satellites, multi-point distribution systems, multi-channel multi-point distribution systems, Class A low-power television stations, digital television and radio technologies, or other video delivery systems.

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

New Media Strategic Relationship

     In connection with our plan to become a new media company, we have entered into a strategic agreement with Cubico.com on March 15, 2000. Cubico owns a Spanish-language Internet portal, which is expected to be launched in the second half of 2000. Cubico will focus on the Hispanic youth market. Cubico will offer free, bundled integrated Web-based services that closely suit existing sharing and intercommunication needs of the Hispanic community.

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

   The FCC has approved the assignment of the licenses of KTVP-LP and KTOU-LP to Hispano Television Ventures. Both of these transactions have been consummated and we intend to file the appropriate consummation notices with the FCC. We also intend to request FCC consent to transfer control or assign both of these licenses from Hispano Television Ventures to HTVN. In addition, the FCC has approved the transfer of ownership interests in the licensees of KSAA-LP and K09VO to AIN and Frederick Hoelke. These transfers have been consummated and we expect to file the necessary consummation notices with the FCC shortly. Upon settlement of our pending litigation with John Priscella and an agreement with Frederick Hoelke with respect to KSAA-LP and upon agreement with the co-owners of K09VO, we intend to file with the FCC the applications necessary to obtain FCC consent to transfer control or assign the licenses of both stations to HTVN. Currently, we are operating all of these stations.

      We acquired the FCC construction permit for K30ES, which we are currently operating, and expect to file an application requesting FCC consent to acquire the construction permit for this facility. We intend to file an application for a license to cover this station's construction permit and to seek appropriate FCC approval to increase the station's authorized power level. We have also acquired the rights to the assets, including rights to the FCC license, of KVAW(TV) and intend to file an application requesting FCC consent to this acquisition. We recently executed a lease agreement with an option to purchase the real property from which KVAW(TV) transmits.

      The remainder of our stations are operated under a local marketing agreement. We intend to file applications requesting FCC authorization to assign these stations to HTVN in calendar 2000, although we can offer no assurances that we will file license applications for these stations during 2000. Although there can be no assurances that these pending or planned license applications will be granted, we are not aware of any facts or circumstances that would prevent such license grants.

      We have filed, or have caused to be filed, with the FCC a certificate of eligibility for Class A status for all of the low-power television stations that we own or operate or have agreements to acquire. Only those stations that submit valid certificates of eligibility for Class A status will be permitted under the FCC's rules to file applications with the FCC seeking Class A status. The FCC has issued a public notice announcing that the following low-power television stations owned or operated or subject to purchase by us are eligible to apply for Class A status: KCOS-LP, KWDT-LP, K52EA, KSTI-LP, KLHO-LP and K29DZ. These eligible low-power television stations may file applications requesting Class A status beginning on June 9, 2000, the effective date of the FCC's new rules authorizing Class A facilities. The FCC is required to act on such applications within 30 days of receiving an application that is acceptable for filing. Several parties have, however, filed petitions requesting the FCC reconsider the new Class A rule. We cannot predict the outcome of these appeals. There can be no assurances that the eligible low-power television stations owned or operated or subject to purchase by us will receive Class A status.

      The licenses for stations that we own, operate or have agreements to acquire will expire as follows:

                                              Full or Low
  Station License        Expiration Date         Power         UHF/VHF
  ---------------        ---------------         -----         -------
      K52EA              August 1, 2006            LP            UHF
      KSAA-LP            August 1, 2006            LP            UHF
      KVAW               August 1, 2006            FP            UHF
      KNHB-LP            August 1, 2006            LP            VHF
      KSTI-LP*         September 23, 2000          LP            UHF
      KCOS-LP            October 1, 2006           LP            UHF
      KTVP-LP            October 1, 2006           LP            UHF
      KWDT-LP***         August 1, 2006            LP            VHF
      KTOU-LP             June 1, 2006             LP            UHF
      KLHO-LP             June 1, 2006             LP            UHF
      K29DZ**             June 1, 2006             LP            UHF
      K09VO              August 1, 2006            LP            VHF
      KTRG               August 1, 2006            FP            VHF
      KWDX-LP****       January 16, 2001           LP            UHF
      K30ES****         December 21, 2000          LP            UHF
      KSPG-LP****       October 16, 2000           LP            VHF
      ---------------
     * This facility is operating pursuant to a construction permit but is not yet licensed. We soon will file an application requesting a license.

     ** This facility is licensed but currently is not operating. By letter, we requested that the FCC allow this station to not broadcast pending the acquisition of replacement transmitting equipment.

     *** This facility has received FCC authorization to change its operations from channel 13 to channel 12.

     **** This facility currently has only a construction permit.

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

      Under the FCC's rules, television stations were required to make their election between must-carry and retransmission consent status by October 1, 1999, for the period from January 1, 2000 through December 31, 2002. Television stations that failed to make an election by the specified deadline were deemed to have elected must-carry status for the relevant three-year period. Each of our full-power stations has elected must carry status.

      The FCC is currently conducting a rulemaking proceeding to determine the scope of the cable systems' carriage obligations with respect to digital broadcast signals during and following the transition from analog to digital broadcasting.

      Review of Must Carry Rules

      FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each full-power television broadcaster to elect, at three year intervals beginning October 1,1993, to either:

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

Therefore, under certain circumstances, a cable system may choose to decline to carry a given station. We have elected must carry with respect to each of our full-power television stations which are each carried on the related cable system. In addition, we are currently negotiating with cable providers to obtain carriage for various of our low-power stations. We can offer no assurances, however, that we will obtain such carriage.

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

      Low-Power Television

      Low-power television stations are regarded by the FCC as having secondary status to full-power television stations and are subject to being displaced by changes in full-power stations resulting from digital television allotments. On November 29, 1999, Congress enacted the Community Broadcasters Protection Act, which created a new "Class A" low-power television station. Class A low-power television stations are entitled to protection from future displacement by full-power television stations under certain circumstances. The FCC has adopted rules governing the extent of interference protection that must be afforded to Class A stations and the eligibility criteria for these stations. Most of the stations that we own or operate or have agreements to purchase are low-power television stations, and we have already requested Class A status for these stations. Of those stations that we own or operate or have agreements to acquire, the FCC considers the following low-power stations to be eligible to apply for Class A status: KCOS-LP, KWDT-LP, K52EA, KSTI-LP, KLHO-LP and K29DZ. We cannot predict how the establishment of this new Class A status will impact our operations.

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

     2. In American Independent Network, Inc. v. John Priscella, et al., Civil Action No. 4:99-CV-850-Y, U.S. District Court, Northern District of Texas, Fort Worth Division, we sued John Priscella, Data West and others for the recovery of (1) 680,000 shares of common stock issued to Data West and John Priscella in connection with financing that was never provided, (2) certain personal property and (3) other damages. We have recovered all 680,000 shares of common stock, which we subsequently cancelled, and certain personal property, however, we intend to pursue our claims against Data West and John Priscella to recover our remaining property and damages. At this time, our claim is still pending.

     3. In Telemundo of Houston-Galveston, Inc. v. Marco Camacho, Hispanic Television Network, Inc. and Rodney Rodriguez, Cause No. 348-182124-00, 348th District Court, Tarrant County, Texas Telemundo is seeking an injunction against against us and Marco Camacho to prevent us from hiring any of their Houston station employees. Telemundo obtained a temporary restraining order to this effect in March 2000. Although we were able to reach an oral agreement with Telemundo in which we agreed to refrain from hiring any additional of their Houston station employees for a period of six months, we have not been able to agree to the terms of a written settlement agreement. As a result, this matter is still pending.

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

                                                          Price Range of Stock
                                                          High Bid    Low Bid
                                                          ---------   --------
     1998 Fiscal year
        Fourth Quarter (from October 18) ...........      $    1.00   $   0.13

     1999 Fiscal Year
        First Quarter ..............................      $    2.13   $   0.63
        Second Quarter .............................      $    2.13   $   0.31
        Third Quarter ..............................      $    0.94   $   0.13
        Fourth Quarter .............................      $    4.31   $   0.16

     2000 Fiscal Year
        First Quarter ..............................      $   21.00   $   4.00
        Second Quarter (through April 20) ..........      $   14.25   $   9.00

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   Background

      On December 14, 1999, American Independent Network, or AIN, merged with Hispano Television Ventures, Inc., a producer of Spanish-language programming, and was renamed Hispanic Television Network, Inc. Originally formed on December 11, 1992, AIN has historically operated as a general market, family-oriented television network providing programming and other services. We currently operate two networks, AIN, which has over 35 affiliates, and HTVN, which owns or operates or has agreements or letters of intent to acquire 20 television stations in 16 markets of which 11 stations are currently broadcasting HTVN programming in 9 markets, including 2 that are in the top ten markets ranked by DMA. We intend, whether through the acquisition of or affiliation with stations, to acquire a presence in certain of the top 20 markets ranked by Hispanic population in order to reach approximately 75% of the Hispanic population. The purpose of the merger was to position the company to become a major Hispanic media company.

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

      Our continued growth, including will require additional funds that may come from a variety of sources, including equity or debt issuances, bank borrowings and capital lease financings. We currently intend to use any funds raised through these sources to fund various aspects of our continued growth, including to acquire new stations, to perform digital upgrades of acquired stations, to fund key programming acquisitions, to perform station capital upgrades, to secure cable connections, to fund master control / network equipment upgrades, to make strategic investments and to fund our working capital needs.

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

     On March 24, 2000, we entered into a strategic partnership with Cubico.com, Inc., which operates a Latin-based Internet portal that is expected to be launched in the second half of 2000, that gives us a 48% ownership interest in the operations of Cubico and provides us with joint marketing opportunities whereby Cubico will maintain HTVN's logo on Cubico's home page with a "hyperlink" button that will link users to our Hispanic programming through video streaming. For this, HTVN will give Cubico a minority interest in ten of HTVN's television stations, $100.0 million of advertising on HTVN's networks (over a three year period), 5,000,000 shares of HTVN at $1.00 per share, use of HTVN's sales force to sell advertising for Cubico, sponsorship of educational programs explaining different aspects of Internet use and HTVN will maintain Cubico's logo on our Internet home page. Our ownership interest in Cubico will be accounted for using the equity method of accounting.

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

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

      The directors and executive officers of the Company as of March 9, 2000 are as follows:

                Name                   Age                  Position
                ----                   ---                  --------
Jim Ryffel........................     40   Chairman of the Board
Marco Camacho.....................     40   Chief Executive Officer and Director
P. Alan Luckett...................     43   Chief Operating Officer, President and
                                            Director

Franklin Byrd.....................     35   Chief Financial Officer
Bob J. Bryant.....................     60   Director
Douglas K. Miller.................     39   Director

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

     P. Alan Luckett. Mr. Luckett serves as a director, as well as our Chief Operating Officer, since February 2000, and President, since November 1999. From November 1999 to February 2000, Mr. Luckett also served as our Chief Executive Officer. Prior to November 1999 and from November 1993, Mr. Luckett was President of Hispano Television Ventures, Inc., the firm with which we merged in December 1999. From 1988 to 1993, Mr. Luckett was the Chief Financial Officer of Rural Health Associates. From 1988 to present, Mr. Luckett also served as a consultant in the health care industry. In 1989, Mr. Luckett founded Phymed, the first non-doctor/non-hospital-owned diagnostic imaging center in Dallas, and served as its Chief Financial Officer until 1993. In 1998, Mr. Luckett founded HTV and was also a director. Mr. Luckett holds a B.B.A. Degree, 1979, from the University of Texas, Austin. Mr. Luckett resigned from all of his positions with us effective June 4, 2000.

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

Employment and Noncompetition Agreements with Executive Officers

     On May 28, 1999, Hispano Television Ventures entered into a full-time exclusive employment agreement with Mr. Luckett, our former President and Chief Operating Officer. This agreement provided for a base annual salary of $60,000, and performance bonuses of $3,000 to $15,000 per quarter if the company sustains certain minimum revenue and profit levels for three consecutive months. Mr. Luckett was also entitled to receive two to three months of his base salary upon his disability, death, or termination without cause.

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

                                                          Shares of Common Stock
                                                          Beneficially Owned (1)
                                                          ------------------------
                                                            Number         Percent
                                                          ----------       -------
Woodcrest Capital, L.L.C. (2) .....................       12,728,712         14.5%
Donald B. Sallee (3) ..............................        4,578,823          5.2%
James A. Ryffel (4) ...............................       23,922,712         24.0%
Marco Camacho (5) .................................          100,000           *
P. Alan Luckett (6) ...............................       13,646,715         15.5%
Franklin Byrd (7) .................................           10,000           *
Bob J. Bryant .....................................        5,085,750          5.8%
Douglas K. Miller (8) .............................       13,778,713         13.7%
All officers and directors as a group
(6 persons) (9) ...................................       56,993,889         49.9%

________________
*  Less than 1%

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security) and includes the ownership of a security through corporate, partnership, or trust entities. In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) Woodcrest Capital L.L.C. is owned by Mr. Ryffel (75%) and Mr. Miller (25%). Woodcrest Capital L.L.C.'s address is 3113 S. University Drive, 6th Floor, Fort Worth, Texas 76019
(3) Mr. Sallee's address is 1360 Peachtree Street N.E., #100, Atlanta, Georgia 30309.
(4) Includes 12,728,712 shares owned by Woodcrest Capital, L.L.C. of which Mr. Ryffel owns 75% and 500,000 shares issuable upon exercise of outstanding options.
(5)  Includes 100,000 shares issuable upon exercise of outstanding options.
(6)  Mr. Luckett resigned effective June 4, 2000.
(7)  Includes 10,000 shares issuable upon exercise of outstanding options.
(8) Includes 12,728,712 shares owned by Woodcrest Capital, L.L.C. of which Mr. Miller owns 25%.
(9) Includes 610,000 shares issuable upon exercise of options held by Messrs. Ryffel, Camacho and Byrd.

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

      Transactions with our officers and directors

     Prior to June 2000, Mr. P. Alan Luckett served as our Chief Operating Officer and President. Prior assuming these positions with us, he was a control person of Hispano Television Ventures, Inc. As a result of a matter decided in binding arbitration, we had been a judgment debtor in a judgment styled as Showplace Video v. American Independent Network, Inc., No. 98-2154-E, County Court At Law No. 5, Dallas County, Texas. In 1998, P. Alan Luckett purchased the judgment and against and released it in exchange for 500,000 shares of common stock in our predecessor, and for access to our digital up-link equipment, certain bandwidth of the satellite transponder that we lease, and the right of first refusal on our transponder rights and equipment leases in the event that we cease operations.

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

      On May 31, 1999, Mr. Ryffel purchased $200,000 principal amount and Mr. Miller purchased $15,000 principal amount of Hispano Television Ventures' convertible notes. James R. Ryffel, Mr. Ryffel's father, also purchased $10,000 principal amount of notes.

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

_________________
*Filed herewith.


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

                                          HISPANIC TELEVISION NETWORK INC.


                                          By:      /s/ James A. Ryffel
                                                --------------------------------
                                                        James A. Ryffel
                                                     Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on June 30, 2000.

By:   /s/ James A. Ryffel          Title:   Chairman of the Board     Date: June 30, 2000
      ---------------------
      James A. Ryffel

By:   /s/ Marco Camacho            Title:   Chief Executive Officer   Date: June 30, 2000
      ---------------------                 and Director
      Marco Camacho

By:   /s/ B. Franklin Byrd         Title:   Chief Financial Officer   Date: June 30, 2000
      ---------------------
      B. Franklin Byrd

By:   /s/ Douglas K. Miller        Title:   Director                  Date: June 30, 2000
      ---------------------
      Douglas K. Miller

By:   /s/ Bob J. Bryant            Title:   Director                  Date: June 30, 2000
      ---------------------
      Bob J. Bryant

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

                        Hispanic Television Network, Inc.

FINANCIAL STATEMENTS
Report of Independent Auditors ..................................... F-2
Report of Independent Auditor....................................... F-3
Balance Sheet ....................................................   F-4
Statements of Operations .........................................   F-5
Statement of Stockholders' Equity.................................   F-6
Statements of Cash Flows .........................................   F-7
Notes to Financial Statements.....................................   F-8

                       American Independent Network, Inc.

Report of Independent Auditors .....................................F-19
Report of Independent Auditor ......................................F-20
Statements of Operations .........................................  F-21
Statement of Stockholders' Equity ................................  F-22
Statements of Cash Flows .........................................  F-23
Notes to Financial Statements.....................................  F-24

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

Sincerely,

Jack F. Burke, Jr.

January 18, 2000

                        Hispanic Television Network, Inc.

                                  Balance Sheet

                                                                    December 31,
Assets                                                                  1999
                                                                    -----------
Current Assets

  Cash and cash equivalents                                         $    52,655
  Accounts Receivable                                                    19,250
  Prepaids                                                               41,666
  Trade Credit Receivable                                               126,073
                                                                    -----------
Total current assets                                                    239,644

Property and equipment, net                                           1,423,826
Goodwill and other assets                                             2,832,121
                                                                    -----------
Total assets                                                        $ 4,495,591
                                                                    ===========

 Liabilities and Stockholders' Equity
Current liabilities:
  Accounts Payable                                                  $ 1,142,697
  Accrued Liabilities                                                    66,489
  Revolving line of credit                                              500,000
  Due to private placement participants                                 400,000
  Notes Payable                                                       1,356,299
  Interest Due Notes Payable                                            336,353
                                                                    -----------
 Total Current Liabilities                                            3,801,838

Stockholders' equity:
  Convertible Preferred Stock, $1.00 par value:
    Authorized shares - 10,000,000
    Issued and outstanding - 42,427                                     275,774
  Common Stock, $0.01 par value:
    Authorized shares - 200,000,000
    Issued and outstanding - 78,101,596                                 781,016
  Additional Capital                                                  3,074,282
  Accumulated Deficit                                                (3,437,319)
                                                                    -----------
Total stockholders' equity                                             (693,753)
                                                                    -----------
Total liabilities and stockholders' equity                          $ 4,495,591
                                                                    ===========

                             See accompanying notes


                        Hispanic Television Network, Inc.

                            Statements of Operations

                                                                    (Restated)
                                                                    Period from
                                                                 February 24, 1998
                                                 Year Ended       (Inception) to
                                                December 31,       December 31,
                                                    1999               1998
                                               ------------        ------------
Revenue                                        $    278,186        $      1,997

Expenses:
  Programming expenses                               26,472              95,945
  Satellite rental                                  274,400                --
  Productions expenses                               45,926                --
  Rental expense (net)                               52,765                --
  Bad debt expense                                   95,917
  Administrative expenses                         2,943,782
  Depreciation                                       80,867               9,978
  Amortization                                       45,734                --
                                               ------------        ------------
Total expenses                                    3,565,863             105,923
                                               ------------        ------------
Loss from Operations                             (3,287,677)           (103,926)
Other expenses
    Loss on Sale of Assets                            6,273                --
    Interest expense, net                            39,443                --
                                               ------------        ------------
Total Other expenses                                 45,716
                                               ------------        ------------
Net loss                                       $ (3,333,393)       $   (103,926)
                                               ============        ============

Basic and diluted net loss per
    share                                      $      (0.05)       $      (0.01)
                                               ============        ============

Weighted average shares
    outstanding                                  61,058,844          21,000,000
                                               ============        ============



                        Hispanic Television Network, Inc.

                        Statement of Stockholders' Equity

                           December 31, 1999 and 1998


                          Preferred   Preferred    Common      Common     Additional     Accumulated
                           Shares       Stock      Shares      Stock       Capital         Deficit          Total
                          ----------------------------------------------------------------------------------------
Balance at February 24,
  1998 (Inception)
  (Restated)                   --     $   --     12,800,000   $128,000   $    11,768      $    --      $   139,768
Adjustment to reflect
  recapitalization
  resulting from merger
  with AIN                     --         --      8,200,000     82,000       (82,000)          --             --
Net loss (Restated)            --         --           --         --            --         (103,926)      (103,926)
                          ----------------------------------------------------------------------------------------
Balance at December 31,
  1998 (Restated)              --         --     21,000,000     21,000       (70,232)      (103,926)        35,842
Options issued in
  connection with
  shareholder guarantee
  of line of credit            --         --           --         --         495,000           --          495,000
Common stock issued for
  services                     --         --      7,000,000    140,000       (40,000)          --          100,000
Common stock issued for
  broadcasting assets          --         --      7,000,000    140,000        40,000           --          100,000
Common stock issued upon
  conversion of
  convertible debt             --         --     35,000,000    350,000       650,000           --        1,000,000
Common stock issued for
  services                     --         --        896,397      8,964     2,011,566           --        2,020,530
  Common stock of
    American Independent
    Network previously
    outstanding prior to
    reverse acquisition
    merger agreement,
    net of shares
    cancelled                42,427   $275,774    7,205,229     72,052       (72,052)          --          275,774
  Net loss                     --         --           --         --            --       (3,333,393)    (3,333,393)
                          ----------------------------------------------------------------------------------------
Balance at December 31,
  1999                       42,427   $275,774   78,101,596   $781,016   $ 3,074,282    $(3,437,319)   $   693,753
                          ========================================================================================


See accompanying notes.



                        Hispanic Television Network, Inc.

                            Statements of Cash Flows


                                                               (Restated)
                                                  1999            1998
                                               -----------    -----------
Operating Activities
Net loss                                       $(3,333,933)   $  (103,926)
Adjustment to reconcile net loss to net cash
  used operating activities:
  Common stock issued for services                 100,000         20,000
  Compensation expense related to stock            495,000           --
    options
  Amortization                                      25,281           --
  Depreciation                                      52,765          9,978
  Changes in assets and liabilities:
       Increase in accounts receivable                (819)          --
       Decrease in trade credits receivable         20,000           --
       Increase in other assets                   (270,539)          --
       Increase in prepaid assets                  (41,666)          --
       Increase in accounts payable                366,313           --
       Decrease in other liabilities                90,183           --
                                               -----------    -----------
Total cash used in operating activities            476,345        (73,948)
                                               -----------    -----------

Investing Activities
Capital expenditures                              (490,554)        (5,100)
Acquisition of AIN, net of cash acquired          (500,000)          --
                                               -----------    -----------
Total cash used by investing activities           (990,554)        (5,100)
                                               -----------    -----------

Financing Activities
Borrowings under line of credit                  1,500,000           --
Borrowings on notes payable                           --           14,137
Principal payments on notes payable               (380,535)          --
Proceeds from issuance of common stock                --           65,000
Proceeds from private placement                    400,000           --
                                               -----------    -----------
Total cash provided by financing activities      1,519,465         79,137
                                               -----------    -----------
Net cash increase                                   52,566             89
Cash, beginning of year                                 89           --
                                               -----------    -----------
Cash at end of year                            $    52,655    $        89
                                               ===========    ===========

Cash paid for interest                         $    54,442           --
                                               ===========    ===========

Cash paid for income taxes                     $      --             --
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

     Cash paid                                  $  500,000
     Liabilities assumed                         2,279,240
     Preferred stock                               275,774
                                                ----------
       Amount allocated to assets               $3,505,014
                                                ==========

     Net tangible assets                        $1,034,939
     Goodwill                                   $2,470,075
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
                                                          ===========

3.    Debt

                                                                        1999
                                                                     ----------
Notes payable to various individuals, matured December,
   1996, interest payable
   at maturity at a rate of 15%
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
                                                                     ==========

      On November 8, 1999, the Company entered into a credit agreement with a bank which provides for a $500,000 revolving line of credit with outstanding principle and interest due March 8, 2000. At December 31, 1999, there were $500,000 of borrowings outstanding. Borrowings under the revolving line of credit bear interest at the lenders prime rate plus 1% (9.5% at December 31, 1999). Borrowings are guaranteed up to a maximum of $500,000 by the Chairman of the Board of the Company. In consideration for the guarantee, the Chairman received an option to purchase 500,000 shares of the Company's common stock with an exercise price of $0.20 per share. The option is fully vested and exercisable. The Company recorded $495,000 of additional expense for the estimated fair value of the option. Such option was valued using the Black Scholes option pricing model.

      On May 28, 1999, the Company entered into a loan agreement for convertible notes with a group of investors. The Company borrowed $500,000 under the loan agreement. The convertible notes were convertible into shares of Series A Preferred stock. The convertible notes were secured by the Company's assets. The notes were to be due May 2001 and bore interest at 11%. The notes convert at a price of $0.09375 per share. On September 1, 1999, the investors loaned an additional $500,000 to the Company under the Note Modification and Extension of Lien Agreement. The terms of the convertible notes remained the same under the Note Modification except that the conversion ratio changed to $0.1875 per share. On December 15, 1999, as part of the Merger agreement, the convertible notes were converted into 35,000,000 shares of AIN common stock (effected for the above conversion and the three to one stock dividend.)

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

      Minimum future rentals under noncancelable operating lease commitments in effect at December 31, 1999 are as follows:

         2000                                                    $26,100
         2001                                                     21,600
         2002                                                     17,100
         2003                                                     16,225
         2004                                                      6,600
         Thereafter                                                6,600
                                                                 -------
                                                                 $94,225
                                                                 =======

6. Pro forma Net Loss (unaudited)

      The following table presents unaudited pro forma information for the Company as if the merger had taken place January 1, 1999 and 1998, respectively. Additionally, amortization of goodwill has been adjusted to reflect a full year of amortization as if the merger had taken place on January 1, 1999 and 1998, respectively.

                                                   1999              1998
                                                ----------------------------
     Revenues                                   $    371,562    $    379,377
     Net Loss                                    (14,170,923)     (2,452,898)
     Net Loss Per Share                                (0.23)          (0.12)

7.    Income Taxes

     The provision for income taxes is reconciled with the statutory rate for the years ended December 31, 1999 and 1998 as follows:

                                                                (Restated)
                                                   1999            1998
                                                -----------    -----------
     Provision computed at federal
       statutory rate                           $(1,133,354)   $   (35,335)
     State income taxes, net of federal
       tax effect                                  (130,385)        (4,115)
     Increase in deferred tax assets
       valuation allowance                        1,249,855         39,450
     Other                                           13,884           --
                                                -----------    -----------
                                                $     --       $      --
                                                ===========    ===========

     Significant components of the deferred tax asset at December 31, 1999 are as follows:

                                                                   1999
                                                               -----------
     Net operating loss carryforward                           $ 6,461,558
     Stock compensation not currently deductible                   187,902
     Other, net                                                      1,414
                                                               -----------
                                                                 6,650,874

     Valuation allowance of deferred tax assets                 (6,425,792)
                                                               -----------
     Deferred tax assets net of valuation allowance                225,082
     Deferred tax liabilities: Property and
       equipment                                                  (225,082)
                                                               -----------
     Deferred tax assets net of deferred tax
       liabilities                                             $      --
                                                               ===========

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

      Asset Acquisitions

      Effective January 10, 2000, the Company entered into an Asset Purchase Agreement with an individual to purchase certain broadcasting assets in Texas, New Mexico, Oklahoma and Arizona. The Company effected the purchase through the issuance of $3,000,000 of the Company's common stock, a cash payment of $1,500,000 and an additional $5,500,000 to be paid by December 2001. The cash payment will be made upon FCC approval of the broadcasting license transfer.

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Hispanic Television Network, Inc. (formerly American Independent Network, Inc.)

We have audited the accompanying statements of operations, stockholders' equity, and cash flows for the period January 1, 1999 to September 2, 1999 of Hispanic Television Network, Inc. formerly American Independent Network, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, results of operations and cash flows for the period January 1, 1999 to September 2, 1999 of Hispanic Television Network, Inc. formerly American Independent Network, Inc. in conformity with accounting principles generally accepted in the United States.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 1998, for Hispanic Television Network, Inc., formerly American Independent Network, Inc. in conformity with generally accepted accounting principles.

Sincerely,

Jack F. Burke, Jr.

March 31, 2000

                   Hispanic Television Network, Inc. formerly
                       American Independent Network, Inc.
                            Statements of Operations

                                                For the period      (Restated)
                                                  January 1,       For the year
                                                    1999 to            ended
                                                 September 2,       December 31,
                                                     1999               1998
                                                -------------------------------

Revenues                                        $    93,376         $   377,380

Expenses:
  Satellite rental                                  153,900             360,000
  Programming expenses                                 --                24,992
  Productions expenses                               84,421             103,750
  Rental expense (net)                               52,368              64,809
  Bad debt expense                                     --             1,584,595
  Administrative expenses                         4,032,889             557,367
  Depreciation                                       71,312              80,445
  Amortization                                       70,680             138,516
 Write off Senior Channel                           482,776                --
                                                -----------         -----------
Total expenses                                    4,948,346           2,914,474
Loss from Operations                             (4,854,970)         (2,537,094)
Other expenses:
  Loss on Sale of Assets                               --                31,798
  Interest expense, net                           4,731,212             314,275
                                                -----------         -----------
Total other expenses                              4,731,212             346,073
Income tax benefit                                     --              (661,824)
                                                -----------         -----------
Net Loss                                        $(9,552,207)        $(2,221,343)
                                                ===========         ===========

Basic and diluted net loss per share                  (1.60)              (0.60)
                                                ===========         ===========
Weighted average shares outstanding               5,958,914           3,705,036
                                                ===========         ===========


                                                   Hispanic Television Network, Inc. formerly
                                                       American Independent Network, Inc.

                                                       Statement of Stockholder's Equity

                                                For the Period January 1, 1998 to September 2, 1999


                                        Preferred
                            Preferred     Stock       Common       Common      Additional     Retained
                              Shares      Amount      Shares       Stock         Capital      Earnings         Total
                            --------------------------------------------------------------------------------------------
Balance January 1, 1998
  (Restated)                  53,427    $ 53,427     3,646,501    $ 36,465    $ 3,756,865   $ (4,228,034)   $  (381,277)
Preferred Stock Conversion   (11,000)    (11,000)        4,400          44    $    10,956           --             --
Bridge Loan Conversion          --          --          56,004         560         87,325           --           87,885
Common stock issued for
  conversion and extension
  of debt (Restated)            --          --         668,718       6,687      1,534,774           --        1,541,461
Net Loss (Restated)             --          --            --          --             --       (2,221,343)    (2,221,343)
                            --------------------------------------------------------------------------------------------
Balance December 31, 1998
  (Restated)                  42,427      42,427     4,375,623      43,756      5,389,920     (6,449,377)      (973,274)
Bridge Loan Conversion          --          --         687,381       6,874      1,024,198           --        1,031,072
Common stock issued for
  Conversion and extension
  of debt                       --          --         381,593       3,816        568,574           --          572,390
Common stock issued for
  services                      --          --       3,158,998      31,590      7,147,603      7,179,193
Shares cancelled                --          --      (1,398,366)    (13,984)        13,984           --             --
Net Loss                        --          --            --          --             --       (9,586,182)    (9,586,182)
                            --------------------------------------------------------------------------------------------
Balance September 2, 1999     42,427    $ 42,427     7,205,229    $ 72,052    $14,144,279   $(16,035,599)   $(1,776,801)
                            ============================================================================================


See accompanying notes.


                   Hispanic Television Network, Inc. formerly
                       American Independent Network, Inc.

                            Statements of Cash Flows

                                                    For the
                                                    Period      (Restated)
                                                  January 1,   For the year
                                                   1999 to        ended
                                                September 2,   December 31,
                                                    1999           1998
                                                ---------------------------

Operating Activities
Net gain (loss)                                 $(9,247,765)   $(2,221,343)
Adjustment to reconcile net income to
  net cash from operating activities:
  Services expense related to issuance
    of common stock                               1,089,962           --
  Interest expense related to
    conversion or extension of debt and
    bridge loans                                  7,820,687         92,310
  Depreciation and Amortization                      73,024        218,961
  Changes in assets and liabilities:
       Increase in accounts receivable              (15,300)          (538)
       Decrease in trade credits
          receivable                                145,138         30,000
       Decrease in other assets                     403,351      2,253,476
       Decrease in accounts payable                (284,915)       226,588
       Increase in accrued liabilities              109,562        150,550
                                                -----------    -----------
Total cash provided by operating
  activities                                         93,744         88,180
                                                -----------    -----------

Investing Activities
     Capital expenditures                          (101,882)       (19,246)
                                                -----------    -----------
Total cash used in investing
  activities                                       (101,882)       (19,246)
                                                -----------    -----------

Financing Activities
    Principal payments on notes
      payable                                        (1,326)       (93,895)
                                                -----------    -----------
Total cash provided by financing
  activities                                         (1,326)       (93,895)
                                                -----------    -----------
Net cash increase (decrease)                         (9,464)       (24,961)
Cash, beginning of year                               9,807         34,768
                                                -----------    -----------
Cash at end of year                             $       343    $     9,807
                                                ===========    ===========

Cash paid for interest                          $   201,607    $    63,441
                                                ===========    ===========
Cash paid for income taxes                      $      --      $      --
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

     On September 2, 1999, Hispano Television Ventures, Inc. ("HT Ventures") entered into a transaction with AIN ("HT Ventures Transaction") whereby HT Ventures purchased 11,000,000 previously unissued shares of AIN common stock for total purchase consideration of $500,000 in cash and cancellation of $332,500 in amounts due to HT Ventures. As a result, of the HT Ventures Transaction, HT Ventures owned approximately 60% of the then outstanding shares of common stock of AIN. Subsequently, on December 15, 1999, HT Ventures completed the merger ("the Merger") with and into AIN, the legal surviving entity, and changed AIN's name to the Hispanic Television Network, Inc. ("the Company"). Pursuant to the Merger Agreement, shareholders of HT Ventures received a total of 70,000,000 shares of AIN common stock in exchange for the then outstanding shares of HT Ventures. The 11,000,000 shares previously issued to HT Ventures were immediately canceled pursuant to the Merger Agreement. Subsequent to the Merger, HT Ventures stockholders owned approximately 90% of AIN. Accordingly, the Merger was accounted for as a "reverse acquisition" using the purchase method of accounting with HT Ventures being the "accounting acquirer."

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

3.    Income Taxes

     The provision for income taxes is reconciled with the statutory rate for the period January 1, 1999 to September 2, 1999 and the year ended December 31, 1998 as follows:
                                                                      For the
                                                  For the Period     Year Ended
                                                  January 1, 1999   December 31,
                                                  to September 2,      1998
                                                         1999        (Restated)
                                                  ------------------------------
     Provision computed at federal
       statutory rate                              $(3,144,240)     $  (755,257)
     State income taxes, net of
       federal tax effect                             (366,211)         (87,965)
     Increase in deferred tax assets
       valuation allowance                           3,510,451          843,222
                                                   -----------      -----------
                                                   $     --         $     --
                                                   ===========      ===========


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