Form 10QSB/A
period 2000-03-31
HISPANIC TELEVISION NETWORK INC
filed 2000-06-30
CIK 1000876

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB
                                (Amendment No. 1)

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
                                    ======   =========   ============    =========    ============    ============    ============

See accompanying notes.

                        Hispanic Television Network, Inc.
                       Condensed Statements of Cash Flows
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                     2000            1999
                                                  -----------    -----------
Operating Activities
Net loss                                          $(2,442,355)   $    (8,568)
Adjustment to reconcile net loss to net cash
  used by operating activities:
  Compensation expense related to stock options       258,548           --
  Amortization                                        284,323          1,811
  Depreciation                                         60,772          5,059
  Changes in operating assets and liabilities:
       Accounts receivable                              6,750           --
       Other assets                                    73,799           --
       Prepaid assets                                (376,140)          --
       Accounts payable                              (489,400)          --
       Other liabilities                              372,609         (2,625)
       Accrued Interest                                49,200           --
                                                  -----------    -----------
Net cash used by operating activities              (2,201,894)         4,245
                                                  -----------    -----------

Investing Activities
Capital expenditures                                 (593,774)          --
Station acquisitions and licenses                  (2,700,000)          --
Purchase of Building                                 (800,000)          --
                                                  -----------    -----------
Net cash used by investing activities              (4,093,774)          --
                                                  -----------    -----------

Financing Activities
Payments under line of credit                        (500,000)          --
Borrowings on notes payable                            19,195         20,000
Proceeds from private placement                     9,600,000           --
                                                  -----------    -----------
Net cash provided by financing activities           9,119,195         20,000
                                                  -----------    -----------
Net cash increase                                   2,823,527         15,677
Cash, beginning of period                              52,655             89
                                                  -----------    -----------
Cash at end of period                             $ 2,876,182    $    15,766
                                                  ===========    ===========

Cash paid for interest                            $    12,894    $      --
                                                  ===========    ===========
Cash paid for income taxes                        $      --      $      --
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

     On March 24, 2000, the Company entered into a strategic arrangement with Cubico.com, Inc., a Latin based Internet portal that is expected to be Launched in the second half of 2000, whereby the Company will obtain a 48% ownership interest in the operations of Cubico. The arrangement further provides for joint marketing opportunities. For this, the Company will give Cubico a minority interest in ten of the Company's television stations, 5,000,000 shares of common stock, use of the Company's sales force to sell advertising for Cubico, sponsorship of educational programs explaining different aspects of Internet use and Cubico's logo on the Company's Internet home page. This transaction is expected to close in the second quarter, 2000.

     In February, 2000, the Company acquired the assets of KVAW, including Rights to the FCC license, from Juan Wheeler for the amount of $150,000, subject to FCC approval.

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

3. In Telemundo of Houston-Galveston, Inc. v. Marco Camacho, Hispanic Television Network, Inc. and Rodney Rodriguez, Cause No. 348-182124-00, 348th District Court, Tarrant County, Texas, Telemundo is seeking an injunction against us and Marco Camacho to prevent us from hiring any of their Houston station employees. Telemundo obtained a temporary restraining order to this effect in March 2000. Although, we were able to reach an oral settlement agreement with Telemundo in which we agreed to refrain from hiring any of their Houston station Telemundo employees for a period of six months. As a result, this matter is still pending.

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

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HISPANIC TELEVISION NETWORK INC.

      Date:  June 30, 2000           By:      /S/ JAMES A. RYFFEL
                                              ---------------------------------
                                                   James A. Ryffel
                                                   Chairman of the Board