Form 10QSB
period 2000-06-30
HISPANIC TELEVISION NETWORK INC
filed 2000-08-15
CIK 1000876

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB

                                 --------------

(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended.............................June 30, 2000


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

                                 --------------


      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of June 30, 2000, there were approximately 90,793,220 shares of our common stock issued and outstanding.

      Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

     Effective December 14, 1999, American Independent Network, Inc. merged with Hispano Television Ventures, Inc. and changed its name to Hispanic Television Network, Inc. and its trading symbol to "HTVN."

                        HISPANIC TELEVISION NETWORK, INC.

                                TABLE OF CONTENTS

                                                                           PAGE

                          PART I FINANCIAL INFORMATION

Item 1.     Financial Statements.............................................1

            Condensed Balance Sheets as of June 30, 2000 (unaudited) and
               December 31, 1999.............................................2

            Condensed Statements of Operations for the three and six months ended June 30, 2000 (unaudited) and June 30, 1999
               (unaudited)...................................................3

            Statement of Stockholders' Equity as of June 30, 2000
                (unaudited) .................................................4

            Condensed Statements of Cash Flow for the six months ended
                June 30, 2000 (unaudited) and June 30, 1999
               (unaudited)...................................................5

            Notes to Condensed Financial Statements (unaudited)..............6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................10

                            PART II OTHER INFORMATION

Item 1.     Legal Proceedings...............................................15
Item 2.     Changes in Securities...........................................16
Item 3.     Defaults Upon Senior Securities.................................16
Item 4.     Submission of Matters to a Vote of Security Holders.............16
Item 5.     Other Information...............................................16
Item 6.     Exhibits and Reports on Form 8-K................................17

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

                        Hispanic Television Network, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                     June 30,     December 31,
                                                       2000            1999
                                                   ------------    ------------
                  Assets
Current Assets
  Cash and cash equivalents                        $  1,062,313    $     52,655
  Accounts Receivable                                    33,636          19,250
  Prepaids                                            1,607,657          41,666
  Investments                                            91,116            --
  Trade Credit Receivable                               126,073         126,073
                                                   ------------    ------------
Total current assets                                  2,920,795         239,644

Property and equipment, net                           3,344,518       1,423,826
Goodwill and other assets                            12,945,407       2,832,121
                                                   ------------    ------------
Total assets                                       $ 19,210,720    $  4,495,591
                                                   ============    ============

       Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts Payable                                 $    289,656    $  1,142,697
  Accrued Liabilities                                   284,745          66,489
  Notes Payable                                         826,904       1,356,299
  Accrued Interest                                      159,610         336,353
  Deferred Revenue                                      300,000              --
  Revolving Line of Credit                              500,000         500,000
  Due to Private Placement Participants                    --           400,000
                                                   ------------    ------------
 Total Liabilities                                    2,360,915       3,801,838

Stockholders' equity:
  Convertible Preferred Stock, $1.00 par value:
    Authorized shares - 10,000,000
    Issued and outstanding - 42,427                     275,774         275,774
  Common Stock,  200,000,000 shares
  authorized, 90,793,220 issued and
  outstanding at June 30, 2000 and 78,101,596
  at December 31, 1999                                  907,932         781,016
  Additional Capital                                 25,016,488       3,074,282
  Accumulated Deficit                                (9,350,389)    (3,437,319)
                                                   ------------    ------------
Total stockholders' equity                           16,849,805         693,753
                                                   ------------    ------------
Total liabilities and stockholders' equity         $ 19,210,720    $  4,495,591
                                                   ============    ============

                             See accompanying notes


                                Hispanic Television Network, Inc.
                         Condensed Consolidated Statements of Operations
                                           (Unaudited)

                                          For the Three Months             For the Six Months
                                             Ended June 30,                  Ended June 30,
                                            2000           1999            2000           1999
                                        -----------     ----------     -----------     ----------
Revenue                                 $   194,616     $    6,000     $   254,860     $   14,400
Expenses:
   Programming Expenses                     508,389              -         878,673              -
   Satellite rental                         227,331         16,036         444,709         16,036
   Production expenses                       45,207          2,100         111,531          2,100
   Rental expense (net)                     (13,851)             -         (13,938)             -
   Administrative expenses                1,017,555         61,484       1,775,753         71,583
   Salaries and wages                       827,761              -       1,288,072              -
   Non-cash compensation - Stock            345,180              -         603,728              -
   Options
   Depreciation                              70,207          5,059         130,979         10,118
   Amortization                             386,014          1,811         670,337          3,622
                                        -----------     ----------     -----------     ----------
Total expenses                            3,413,793         86,490       5,889,844        103,459
                                        -----------     ----------     -----------     ----------
Loss from Operations                     (3,219,177)       (80,490)     (5,634,984)       (89,059)
Other Income / Expenses
   Interest expense, net                    251,538              -         278,086              -
                                        -----------     ----------     -----------     ----------
Net Loss                                $(3,470,715)    $  (80,490)    $(5,913,070)    $  (89,059)
                                        ===========     ==========     ===========     ==========

Basic and diluted net loss per share         ($0.04)         $0.00          ($0.07)         $0.00
                                        ===========     ==========     ===========     ==========
Weighted average shares outstanding      88,222,326     23,307,692      86,308,396     22,269,231
                                        ===========     ==========     ===========     ==========


See accompanying notes.

                                                        Statement of Stockholders' Equity
                                                                  June 30, 2000
                                                                   (Unaudited)
                                  Preferred  Preferred      Common        Common        Additional     Accumulated
                                    Shares     Stock        Shares        Stock          Capital         Deficit          Total
                                 -------------------------------------------------------------------------------------------------
Balance at December 31, 1999      42,427   $ 275,774      78,101,596    $ 781,016      $3,074,282    $ (3,437,319)      $693,753
Common stock issued for HTVN
  Private placement                   --          --       10,000,000      100,000       9,900,000            --        10,000,000
Common stock canceled due to
  judgment net of contingent
  award for legal services            --          --         (318,325)        (384)      2,561,984            --         2,558,800
Common stock issued for
  employee compensation               --          --           15,000          150            (150)           --            --
Common stock issued as
  settlement                          --          --        1,271,449       12,714       1,994,940            --         2,007,654
Common stock issued in connection
  with exercise of warrants           --          --        1,128,500       11,285       2,245,715            --         2,257,000
Compensation expense related to
  issuance of stock options           --          --             --           --           603,728            --           603,728
Common stock issued for
  consulting services                 --          --           30,000          300         256,750            --           257,050
Common stock issued for
  programming services                --          --          100,000        1,000         727,000            --           728,000
Common stock issued for
station acquisitions                  --          --          465,000        4,650       3,652,239            --         3,656,889

Net Loss                              --          --             --           --              --        (5,913,070)     (5,913,070)
                                    ------   ---------   ------------    ---------    ------------    ------------    ------------
Balance at June 30, 2000            42,427   $ 275,774     90,793,220    $ 907,932    $ 25,016,488     $(9,350,389)   $ 16,849,805
                                    ======   =========   ============    =========    ============    ============    ============

See accompanying notes.

                        Hispanic Television Network, Inc.
                       Condensed Statements of Cash Flows
                      For the Six Months Ended June 30,
                                   (Unaudited)

                                                     2000            1999
                                                  -----------    -----------
Operating Activities
Net loss                                          $(5,913,070)   $  (89,059)
Adjustment to reconcile net loss to net cash
  used by operating activities:
  Compensation expense related to stock options       603,728             --
  Consulting fees related to stock issuance           257,050             --
  Amortization                                        670,337          3,621
  Depreciation                                        130,979         10,118
  Expense related to extinguishments of debt          237,887             --
  Changes in operating assets and liabilities:
       Accounts receivable                            (14,386)            --
       Other assets                                   596,900             --
       Prepaid assets                              (1,645,000)            --
       Accounts payable                              (853,041)            --
       Other liabilities                              539,082        265,015
       Accrued Interest                              (176,743)            --
                                                  -----------    -----------
Net cash used in operating activities              (5,566,277)       189,695
                                                  -----------    -----------

Investing Activities
Capital expenditures                               (1,251,670)      (56,699)
Station acquisitions and licenses                  (2,700,000)            --
Purchase of Building                                 (800,000)            --
                                                  -----------    -----------
Net cash used in investing activities              (4,751,670)      (56,699)
                                                  -----------    -----------

Financing Activities
Payments on notes payable                            (529,395)       229,958
Proceeds from private placement                     9,600,000             --
Proceeds from exercise of stock warrants            2,257,000             --
                                                  -----------    -----------
Net cash provided by financing activities          11,327,605        229,958
                                                  -----------    -----------
Net cash increase                                   1,009,658        362,954
Cash, beginning of period                              52,655             89
                                                  -----------    -----------
Cash at end of period                             $ 1,062,313    $   363,043
                                                  ===========    ===========

Cash paid for interest                            $    16,396    $        --
                                                  ===========    ===========
Cash paid for income taxes                        $        --    $        --
                                                  ===========    ===========


See accompanying notes.

                        Hispanic Television Network, Inc.
                   Notes to Condensed Financial Statements
                                 June 30, 2000
                                   (Unaudited)

1.   General

     The financial statements of Hispanic Television Network, Inc. ("the Company") as of June 30, 2000 and for the three and six-month periods ended June 30, 2000 and 1999 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 3-10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. While management of the Company believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in the Company's 1999 Form 10-KSB. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial statements for the interim periods presented. The results of operations for the three-month and six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


2.   Debt

     Borrowings of $500,000 under the Company's line of credit were outstanding at June 30, 2000.

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

     In June 2000, the Company issued 1,128,500 shares of its common stock in connection with the exercise of stock warrants issued during the Private Placement in January 2000. The Company received proceeds of $2,257,000, or $2.00 per share, from the exercise of the stock warrants.

     Stock Option Plan

     In February 2000, the Company agreed to adopt the 2000 Stock Incentive Plan (the Plan), subject to stockholder approval. The Board of Directors will appoint a committee to administer the Plan. At the discretion of the committee, stock options may be granted to eligible participants, as defined. The options will generally vest over two to three years and the exercise price must be equal to or greater than the market value of the Company's common stock on the date of grant.

     During the six-month period ended June 30, 2000, the Company issued options to purchase 2,350,351 shares of the Company's common stock. The options vest over a three-year period and have exercise prices ranging from $0.01 to $14.88 per share. Options to purchase 739,851 shares were granted at amounts less than the fair value of the underlying stock on the grant date, resulting in $4,427,282 of deferred compensation expense to be recognized over the remaining vesting term. The Company recognized $345,180 and $603,728 of compensation expense related to the options for the three and six-month period ended June 30, 2000.

     Programming Services

     In January 2000, the Company entered into an agreement with a programming provider. In exchange for programming services, the Company issued 100,000 shares of the Company's common stock. These services were valued at $728,000, and the expense will be recorded over a six-month period. The Company recorded approximately $363,999 and $606,666 of programming expense, for the three and six-month period ended June 30, 2000.

     Settlements

     In June, 2000, the Company issued 1,231,449 shares of the Company's common Stock, the Company entered into settlement agreements with certain individuals to release the Company of any and all claims the individuals had or may have against the Company. The settlements were for matters existing with the Company's predecessor and therefore have been treated as additional purchase price and accordingly recorded as goodwill.

     Canceled Shares

     The Company canceled 475,169 shares of its common stock in January 2000 and 70,000 shares of its common stock in April 2000. The shares were returned to the Company as part of a judgment against an individual.

     Legal Services

     In June, 2000, the Company issued 226,844 shares of its common stock with a value Of $2,558,800 in return for legal services provided in a matter related to the Company's predecessor. The matter resulted in the return to the Company of previously outstanding stock. Accordingly, the fair value of these shares of $2,558,800 has been treated as additional purchase price and recorded as goodwill.

4.   Acquisitions of TV Stations

     On April 24, 2000, the Company we entered into a letter of intent to acquire certain assets of K64FM in Brownsville/Harlingen, Texas and KKJK in Las Vegas, Nevada from Brownsville Broadcasting, LLC and Cosmo Communications, LLC for $4,950,000. The company expects this transaction to close in calendar 2000. The Company has entered into a time brokerage agreement to operate these stations until the close of this transaction.

     On April 24, 2000, the Company entered into a letter of intent to acquire certain assets of TV-21 in Orlando, Florida from Galloway & Associates, PA for $600,000.

     On April 28, 2000, the Company entered into a purchase agreement with Johnson Broadcasting of Dallas, Inc. to acquire the television station KLDT, Channel 55, Lake Dallas, Texas and its auxiliary facilities including all broadcasting assets for $35 million. The Company expects that the transaction we will close during calendar 2000.

     On April 28, 2000, the Company entered into a letter of intent to acquire certain assets of Channel 69 in El Paso, Texas from Sara Diaz Warren for $1,500,000. The Company expects the transaction to close during in calendar 2000.

     On May 17, 2000, the Company we entered into a letter of intent to acquire certain assets of Channel 68 in Laredo, Texas from J.B. Salazar for $500,000. The Company expects this transaction to close in calendar 2000. The Company has entered into a time brokerage agreement to operate this station until the close of this transaction.

5.   Legal Proceedings

     The Company is involved in various claims and legal actions arising from the ordinary course of business.

     Currently, the Company is suing Knapp Peterson and Clark, a shareholder and debt holder, for damages and for breach of fiduciary duty. The Company is being counter sued. As part of this litigation, the Company entered into an agreement with its legal counsel whereby legal counsels fees for the case are contingent. The fees are 40% of the total recovery. The recovery could be as much as 550,000 shares of the Company's common stock. Currently, the legal fees are not estimable, but the 220,000 shares contingently issuable to legal counsel are valued at $1,600,000 at June 30, 2000.

     In the opinion of management, the ultimate disposition of the above and other matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

6.   Subsequent Events

     July 11, 2000, the Company issued 120,000 shares of its common stock, valued at $885,000, 100% of the outstanding stock of Televideo, Inc. and MGB Entertainment, Inc. The acquired entities are based in San Antonio, Texas and focus on the production of both English and Spanish language television programs and commercials. The acquired entities produce syndicated and network television programming as well as television commercials for advertising agencies and businesses.

     In July 2000, the Company entered into a credit facility for up to $10 million with Goff Moore Strategic Partners, L.P. and a number of other private investors. The credit facility will be used to fund acquisitions and working capital. As of August 10, 2000, the lenders have loaned an aggregate $8,875,001, of which $2,016,667 has been released to the Company. Pursuant to the terms of the credit facility, the Company (i) executed promissory notes that bear interest at a rate of 12% per annum and (ii) issued warrants to purchase shares of our common stock, the aggregate number of shares for which the warrants are exercisable will be determined by dividing (a) the aggregate amount of funds loaned under the credit facility and accrued interest thereon by (b) the exercise price, which is determinable based on subsequent financings or other events, but in no event will exceed $6.00 per share. In the event that the Company does not pay off the funds advanced under the credit facility and accrued interest by January 31, 2001, the aggregate number of shares issuable upon exercise of the warrants, as described above, will be increased by 125%, however, if the company does not pay off such funds and such accrued interest by March 15, 2001, that aggregate amount of shares will be increased by 150% instead of $125%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   Background

     On December 14, 1999, American Independent Network, or AIN, merged with Hispano Television Ventures, Inc., a producer of Spanish-language programming, and was renamed Hispanic Television Network, Inc. Originally formed on December 11, 1992, AIN has historically operated as a general market, family-oriented television network providing programming and other services. We currently operate two networks, AIN, which has over 48 affiliates, and HTVN, which has 3 affiliates and either owns, operates or has agreements or letters of intent to acquire 25 television stations in 17 markets of which 15 stations are currently broadcasting HTVN programming in 13 markets, including 3 that are in the top ten markets ranked by DMA. We intend, whether through the acquisition of or affiliation with stations, to acquire a presence in certain of the top 20 markets ranked by Hispanic population in order to reach approximately 75% of the Hispanic population. The purpose of the merger was to position the company to become a major Hispanic media company. The company has been actively growing our distribution networks by aggressively acquiring owned and operated stations as well as adding affiliated stations. The company has also been building our sales network and acquiring quality programming to broadcast across our network.

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

     For accounting purposes, the merger was treated as a reverse acquisition of the Company by Hispanic Television Network, Inc. The following discussion reflects the material operations of Hispano Television Ventures, Inc. for the three and six-month periods ended June 30, 2000.

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

      Furthermore, election year advertising is expected to be comprehensive with coverage targeting broad demographic groups. We believe that this increase in political advertising expenditures will provide us with a significant opportunity to increase our advertising revenues for 2000.

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

Advertising

      The majority of all revenues generated come from the sale of network, national spot, and local spot advertising on our owned and operated stations.

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

Results of Operations

      Three and Six Months Ended June 30, 2000 and 1999

     Revenues. Revenues are primarily derived from our programming services, sales of advertising and programming time, and leasing of digital satellite channels. The Company's total revenues increased by $189,000 for the three months ended June 30, 2000, and increased $240,000 for the six months ended June 30, 2000, from the comparable periods in the prior year. The increase in revenues is primarily the result of an increase in the amount of programming time sold.

     Cost of Operations. The Company's cost of operations increased $3,327,000 for the three months ended June 30, 2000, and increased $5,786,000 for the six months ended June 30, 2000, from the comparable period in the prior year. Cost of operations has significantly increased over prior years as a result of rapid expansion and positioning of our networks.

     General and Administrative. The Company's general and administrative expenses for the three months ended June 30, 2000, increased by $2,129,012 and for the six months ended June 30, 2000, increased by $3,595,970, from the comparable periods in the prior year. General and administrative expenses are comprised primarily of salary and wages, legal fees, taxes, insurance, rent and office related expenses. Salaries and wages increased by $460,310 for the three months ended June 30, 2000 and $1,267,060 for the six months ended June 30, 2000, from the comparable periods in the prior year. These increases were attributable to increased staffing requirements as a result of the Company's rapid expansion. Professional fees increased by $445,146 for the three months ended June 30, 2000 and $534,305 for the six months ended June 30, 2000, from the comparable periods in the prior year. These increases were attributable to costs associated with being a public company.

     Interest expense for the three months ended June 30, 2000, increased by $252,000, and increased by $278,000 for the six months ended June 30, 2000, from the comparable periods in the prior year. The increase in interest expense is due primarily to outstanding notes payable, and interest on a revolving line of credit.

     Operating Results. The Company's net operating loss increased by $3,139,000 for the three months ended June 30, 2000, and increased by $5,546,000 for the six months ended June 30, 2000, from the comparable periods in the prior year. The increased loss for 2000 was a result of expansion of our networks.

      Earnings Per Share of Common Stock. The net losses per common share are based upon the weighted average of outstanding common stock. For the six months ended June 30, 2000, the net loss per share of common stock was $(.07). The loss is reflective of the expansion and positioning of our networks.

Liquidity and Capital Resources

      We have financed our operations through a combination of the issuance of equity securities to private investors, issuance of private debt, loans from affiliates, and cash flow from operations. We have had cumulative losses of $9,350,389 from inception through June 30, 2000.

      Current liabilities at June 30, 2000 were $2,360,915. Current assets of $2,920,795 exceeds current liabilities by $559,880. As of June 30, 2000, the largest components of current liabilities consisted of accounts payables, notes payables and a revolving line of credit which approximated $1.6 million.

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

     In July, the company entered into a credit facility for up to $10 million with Goff Moore Strategic Partners, L.P. and a number of other private investors. Pursuant to the terms of the credit facility, we (i) executed promissory notes that bear interest at a rate of 12% per annum and (ii) issued warrants to purchase shares of our common stock, the aggregate number of shares for which the warrants are exercisable will be determined by dividing (a) the aggregate amount of funds loaned under the credit facility and accrued interest thereon by (b) the exercise price, which is determinable based on subsequent financings or other events, but in no event will exceed $6.00 per share. In the event that we do not pay off the funds advanced under the credit facility and accrued interest by January 31, 2001, the aggregate number of shares issuable upon exercise of the warrants, as described above, will be increased by 125%, however, if we do not pay off such funds and such accrued interest by March 15, 2001, that aggregate amount of shares will be increased by 150% instead of 125%. The funds will be used to fund additional station acquisitions, programming costs, and general working capital needs.

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

     We had net losses of $5,913,070 in the six months ended June 30, 2000 and $89,059 on our Current Report on Form 8-K, dated June 26, 2000, in the six months ended June 30, 1999. We expect these losses to continue as we incur significant capital expenditures and operating expenses to acquire new television stations and convert them to a Hispanic format. We currently anticipate that our revenues as well as cash from financings will be sufficient to satisfy operating expenses for the next twelve months. We may need to raise additional funds, however. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.

Impact of inflation

      Management does not believe that general inflation has had or will have a material effect on operations.

Recent Developments

     On May 26, 2000, the company was approved by Nasdaq to begin trading June 1, 2000, on the Nasdaq National Market under its current symbol, "HTVN". The company was previously listed on the Over the Counter Bulletin Board after it merged with Hispano Television Ventures in the fourth quarter of 1999.

     On June 1, 2000, we entered into webcast service agreement with Yahoo! Broadcast to launch our Hispanic focused media platform on Yahoo! Broadcast. Under this agreement, Yahoo! is providing Internet broadcasting solutions for HTVN.

     On July 11, 2000, we completed the acquisition of 100% of the outstanding stock of Televideo, Inc. and MGB Entertainment, Inc. The acquired entities are based in San Antonio, Texas and focus on the production of both English and Spanish language television programs and commercials. The acquired entities produce syndicated and network television programming as well as television commercials for advertising agencies and businesses.

     In August 2000, we entered into a credit facility for up to $10 million with Goff Moore Strategic Partners, L.P. and a number of other private investors. The credit facility will be used to fund station and programming acquisitions and working capital.

                            PART II OTHER INFORMATION

Item 1.     Legal Proceedings

      Currently, we are a party to the following actions:

1. In American Independent Network, Inc. v. Knapp Petersen and Clarke, No. 4-99CV-0124P, U.S. District Court, Northern District of Texas, Ft. Worth Division, we sued for damages claiming a breach of fiduciary duties and the law firm filed a counterclaim seeking fees for legal services. The Company has successfully moved for abatement and the case is subject to arbitration, which is currently pending in Los Angeles, California.

2. In American Independent Network, Inc. v. John Priscella, et al., Civil Action No. 4:99-CV-850-Y, U.S. District Court, Northern District of Texas, Fort Worth Division, this case has been settled and the Company has received a final release.

3. In Telemundo of Houston-Galveston, Inc. v. Marco Camacho, Hispanic Television Network, Inc. and Rodney Rodriguez, Cause No. 348-182124-00, 348th District Court, Tarrant County, Texas, Telemundo is seeking an injunction against us and Marco Camacho to prevent us from hiring any of their Houston station employees. Telemundo obtained a temporary restraining order to this effect in March 2000. Although, we were able to reach an oral settlement agreement with Telemundo in which we agreed to refrain from hiring any of their Houston station Telemundo employees for a period of six months. This case has been settled and the documents are being circulated among the respective counsels.

4. In Hispanic Television Network, Inc. v. Juan Wheeler Jr. and Joaquin L Rodriguez, Case No.: SA00CA0704(OG), United States District Court for the Western District of Texas, San Antonio Division, the Company was granted a temporary restraining order preventing the execution of a turnover order granted in favor of Joaquin Rodriquez relating to the FCC license for KVAW. The Company subsequently purchased the judgement obtained by Mr. Rodriguez against Mr. Wheeler that was the basis of the turnover order. The District Court, which issued the turnover order, has now modified the order to mandate the Sheriff of Maverick County, Salvador Rios, to sign the FCC Consent to Transfer Application. Mr. Salvador signed the application on August 7, 2000. On August 4, 2000, the preliminary injunction was heard in the United States District Court for the Western District of Texas, San Antonio Division. The magistrate made findings that Juan Wheeler Jr should be enjoined from transferring the FCC license to anybody but HTVN.

5. In Hispanic Television Network, Inc. v. Regent Entertainment, cause number 096-183251-00, 96th District Court, Tarrant County, Texas, the Company filed a claim for tortuous interference of contract. Regent counterclaimed alleging that the Company breached a joint venture agreement related to AIN. Although the Company maintains that it has never entered into a definitive or binding agreement as to AIN, it is currently talking to Regent to amicably settle this.

6. In Norman F. Alvis and Team Alvis, LLC v. Battery Automated Transportation International, Inc., Joseph P. Lastrella, American Independent Network, Inc., Randy Moseley, Dr. Don W. Shelton; Allan Luckett: Alpha Tech Stock Transfer Business Trust, James Farrell, and Does 1-50, Case No.: 99AS06972, Superior Court of California, County of Sacramento, California, plaintiffs filed suit seeking damages relating to unused advertising time. At this time, plaintiffs have only served AIN, but have not alleged any wrongdoing on the part of AIN. There has been no affirmative release requested of AIN, and the Company expects this matter will be resolved, in the near future, without any liability to the Company.

Item 2.  CHANGES IN SECURITIES

     In January 2000, the Company completed a Private Placement whereby the Company sold 100 units, each unit consisting of 100,000 shares of common stock of the Company (the units were offered pursuant to Rule 506 of Regulation D promulgated under the Securities and Exchange Act) and 100,000 warrants to purchase one share of the Company's common stock at an exercise price of $2.00 per share. The warrants expire one year after the termination of the Private Placement. The Company received gross proceeds in December 1999 of $400,000 and in January 2000 of $9,600,000 pursuant to the Private Placement. The use of these proceeds will be used over the next six to twelve months to (1) acquire and produce its our programming, (2) acquire broadcasting stations, (3) purchase equipment and gear and (4) operating / working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

        None.

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

10.14* Purchase and Sales Agreement by and between Johnson Broadcasting of Dallas, Inc. and Hispanic Television Network, Inc., dated April 24, 2000, for the sale of KLDT-TV, Channel 55, Lake Dallas, Texas (Incorporated by reference Exhibit 10.14 of our Quarterly Report on Form 10-QSB, dated April , 2000.

10.15* Agreement, date June 1, 2000, by and between Hispanic Television Network, Inc. Michael G. Fletcher, Robert P. Getz, and Nathan Fletcher (Incorporated by reference to Exhibit 2.11 of our current Report on Form 8-K, dated July 26, 2000).

10.16* Addendum to Agreement, dated June 1, 2000, by and between Hispanic Television Network, Inc., Michael G Fletcher, Robert P. Getz, Nathan Fletcher and Frederick Hoelke (Incorporated by reference to Exhibit
          2.2 of our current Report on Form 8-K, dated July 26, 2000).

10.17* Agreement by and between Frederick F. Hoelke and Hispanic Television Network, Inc. Regarding the Acquisition of TeleVideo, Inc., BMG (sic) Entertainment, Inc. and Certain Titles to Music Videos and Television Programs Owned by TeleVideo. Inc., BMG (sic) Entertainment, Inc. and Michael G. Fletcher and Robert P. Getz, dated June 27, 2000 (Incorporated by reference to Exhibit 2.3 on our Current Report on Form 8-K, dated June 26, 2000).

10.18* Form of Loan Agreement, made and entered into as of July 25, 2000, by and between Hispanic Television Network, Inc., and the lenders set forth on the Lenders Schedule.

10.19* Security Agreement, dated as of July 25, 2000, by Hispanic Television Network, Inc. in favor of the lenders under the Loan Agreement, including but not Limited to those lenders listed on Schedule I.

10.20* Pledge Agreement, dated as of July 25, 2000, by Hispanic Television Network, Inc. in favor of the lenders under the Loan Agreement, including but not Limited to those leaders listed on Schedule I.

10.21* Form of Deed of Trust, dated as of the 25th day of July, 2000, by and between Hispanic Television Network, Inc. as Grantor, J. Randall Chappel, as Trustee, in favor of the Lenders listed on Schedule 1, as Beneficiaries.

10.22*    Form of Warrant, dated July 25, 2000, by Hispanic Television Network,
          Inc.

10.23* Form of Registration Rights Agreement, dated as of July 25, 2000, by and among Hispanic Television Network, Inc., and those purchasers listed on Exhibit A.

27*       Financial Data Schedule (included in SEC-filed copy only).

*Filed herewith.


 (b)   REPORTS ON FORM 8-K.

     During July of 2000, we filed one Current Reports on Form 8-K.

          On July 26, 2000 regarding the unsummation of the acquisition of 100% of the outstanding stock of TeleVideo, Inc. and MGB Entertainment, Inc. and related transactions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HISPANIC TELEVISION NETWORK INC.

      Date:  August 14, 2000          By:      /S/ JAMES A. RYFFEL
                                              ---------------------------------
                                                   James A. Ryffel
                                                   Chairman of the Board