Form 10QSB
period 2000-10-30
HISPANIC TELEVISION NETWORK INC
filed 2000-11-13
CIK 1000876

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                              --------------

                               FORM 10-QSB

                              --------------

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended....... September 30, 2000

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.
As of November 1, 2000, there were approximately 91,031,381 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format:
Yes [  ]  No [ X ]


               HISPANIC TELEVISION NETWORK, INC.

                      TABLE OF CONTENTS


                                                              PAGE
                 PART I FINANCIAL INFORMATION
Item 1.   Financial Statements  . . . . . . . . . . . . . . ..   1

          Condensed Balance Sheets as of September 30, 2000      2
               (unaudited) and December 31, 1999  . . . . .

          Condensed Statements of Operations for the three       3
               and nine months ended September 30, 2000
               (unaudited) and September 30, 1999 (unaudited) .

          Statement of Stockholders' Equity as of                4
               September 30, 2000 (unaudited) . . . . . . . .

          Condensed Statements of Cash Flow for the nine months  5
               ended September 30, 2000 (unaudited) and
               September 30, 1999 (unaudited) . . . . . . . . .

          Notes to Condensed Financial Statements (unaudited) .  6

Item 2.   Management's Discussion and Analysis of Financial     10
               Condition and Results of Operations . . . . . .
                          PART II OTHER INFORMATION
Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . .  15
Item 2.   Changes in Securities  . . . . . . . . . . . . . . .  15
Item 3.   Defaults Upon Senior Securities  . . . . . . . . . .  15
Item 4.   Submission of Matters to a Vote of Security Holders.  15
Item 5.   Other Information . . . . . . . . . . . . . . . . . . 15
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . .  15

          Signatures


                                   ii


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

                                      1



Item 1.   FINANCIAL STATEMENTS

                        Hispanic Television Network, Inc.
                      Condensed Consolidated Balance Sheets
                                (Unaudited)

                                          September 30,  December 31,
                                              2000           1999
                                          ------------   ------------
                 Assets
Current Assets
  Cash and cash equivalents               $  3,910,405   $     52,655
  Accounts Receivable, net                      71,263         19,250
  Prepaids and other current assets          1,154,056        167,739
                                          ------------   ------------
Total current assets                         5,135,724        239,644

Property and equipment, net                  4,534,458      1,423,826
Other assets                                 9,229,146        436,052
Goodwill, net                                7,755,952      2,396,069
                                          ------------   ------------
Total assets                              $ 26,655,280   $  4,495,591
                                          ============   ============

       Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts Payable                        $    363,086   $  1,142,697
  Accrued Liabilities                          275,390         66,489
  Notes Payable                                677,179      1,356,299
  Accrued Interest                             414,673        336,353
  Deferred Revenue                             300,000             --
  Programming Contracts Payable              1,861,750             --
  Current portion of capital leases            130,925             --
  Revolving Line of Credit                          --        500,000
  Credit Facility Payable                    6,771,158        400,000
                                          -----------    ------------
Total Current Liabilities                   10,794,161      3,801,838

Long Term Liabilities
  Obligation Under Capital Lease               268,636             --
                                          ------------   ------------
 Total Liabilities                          11,062,797      3,801,838

Stockholders' equity:
  Convertible Preferred Stock, $1.00 par value:
    Authorized shares - 10,000,000
    Issued and outstanding - 42,427            275,774        275,774
  Common Stock, 200,000,000 shares
  authorized, 90,947,645 issued and
  outstanding at September 30, 2000
  and 78,101,596
  at December 31, 1999                         909,476        781,016
  Additional Capital                        30,883,034      3,074,282
  Accumulated Deficit                      (16,475,801)   (3,437,319)
                                          ------------   ------------
Total stockholders' equity                  15,592,483        693,753
                                          ------------   ------------
Total liabilities and
   stockholders' equity                   $ 26,655,280   $  4,495,591
                                          ============   ============

                             See accompanying notes



                                      2

Hispanic Television Network, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

For the Three Months
Ended September 30,
For the Nine Months
Ended September 30,

2000
1999
2000
1999
Revenue
$    140,845
$     31,794
$    395,704
$     46,194
Expenses:




     Programming Expenses
   1,489,558
           -
   2,368,230
           -
     Satellite rental
     182,133
           -
     626,842
           -
     Production expenses
      86,184
       2,620
     263,645
       4,720
     Rental expense, net
      15,775
      37,036
       1,837
      53,072
     Administrative Expenses
   1,987,129
      63,517
   3,696,951
     114,090
     Salaries and wages
     998,492
     105,286
   2,286,563
     126,297
     Non-cash compensation - Stock
       Options
     310,476
           -
     914,204
           -
     Depreciation
     103,655
       5,059
     234,634
      15,176
     Amortization
     339,843
       1,811
   1,010,180
       5,432

------------
  ----------
------------
  ----------
Total expenses
   5,513,245
     215,329
  11,403,086
     318,787

------------
  ----------
------------
  ----------
Loss from Operations
  (5,372,400)
    (183,535)
 (11,007,382)
    (272,593)
Other Income/Expenses




Interest expense, net
   1,753,012
      15,101
   2,031,100
      15,101

------------
  ----------
------------
  ----------
Net Loss
$ (7,125,412)
$   (198,636)
$(13,038,482)
$   (287,694)

============
============
============
============





Basic and diluted net loss per share
      ($0.08)
      ($0.00)
      ($0.15)
      ($0.00)

============
============
============
============
Weighted average shares outstanding
  90,914,831
  23,307,692
  87,860,747
  22,269,231

============
============
============
============






See accompanying notes.
                                                  3


Statement of Stockholders' Equity
September 30, 2000
(Unaudited)

Preferred
Shares
_________
Preferred
Stock
__________
Common
Shares
_____________
Common
Stock
__________
Additional
Capital
______________
Accumulated
Deficit
______________
Total
______________
Balance at December 31, 1999
$  42,427
$  275,774
$ 78,101,596
$ 781,016
$   3,074,282
$  (3,437,319)
$     693,753
Common stock issued for HTVN
  Private Placement
       --
        --
  10,000,000
  100,000
    9,900,000
           --
   10,000,000
Common stock cancelled due to
  judgment net of contingent
  award for legal services
       --
        --
    (318,325)
   (3,183)
    2,562,024
           --
    2,558,841
Common stock issued for
  employee compensation
       --
        --
      20,000
      200
         (200)
           --
           --
Common stock issued as
  settlement
       --
        --
   1,271,449
   12,714
    1,994,940
           --
    2,007,654
Common stock issued in
  connection with exercise
  of warrants
       --
        --
   1,129,500
   11,295
    2,247,705
           --
    2,259,000
Compensation of expense
  related to issuance of
  stock options
       --
        --
          --
       --
      914,204
           --
      914,204
Common stock issued for
  consulting services
       --
        --
      49,000
      490
      436,568
           --
      437,058
Common stock issued for
  programming services
       --
        --
     100,000
    1,000
      727,000
           --
      728,000
Common stock issued for
  acquisition of company
       --
        --
     120,000
   1,200
    1,261,300
           --
    1,262,500
Stock options issued for
  acquisition of company
       --
        --
          --
      --
      399,300
           --
      399,300
Common stock issued for
  professional services
       --
        --
       9,425
      94
       77,672
       77,766

Common stock issued for
  station acquisitions
       --
        --
     465,000
   4,650
    3,652,239
           --
    3,656,889
Issuance of Warrants
       --
        --
          --
      --
    3,636,000
           --
    3,636,000
Net Loss
       --
        --
          --
      --
           --
  (13,038,482)
  (13,038,482)
Balance at September 30, 2000
$  42,427
$  275,774
$ 90,947,645
$909,476
$  30,883,034
$ (16,475,801)
$  15,592,483


See accompanying notes.



                                                        4

Hispanic Television Network, Inc.
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2000
(Unaudited)

2000
--------------
1999
------------
Operating Activities


Net Loss
$ (13,038,482)
$  (287,694)
Adjustment to reconcile net loss to net cash used


  by operating activities:


  Compensation expense related to stock options
      914,204
         --
  Common stock issued for consulting services
      437,058
         --
  Amortization
    1,010,180
      5,432
  Depreciation
      234,634
     15,176
  Interest expense from discount of warrant options
    1,532,156
         --
  Interest expense related to extinguishments of debt
      237,887
         --
  Changes in operating assets and liabilities:


    Accounts receivable
      (52,013)
         --
    Other assets
      650,294
   (500,000)
    Prepaid and other assets
     (393,169)
         --
    Accounts payable
     (779,611)
         --
    Other liabilities
    2,770,212
    201,787
    Accrued Interest
       78,320
         --

--------------
------------
Net cash used in operating activities
   (6,398,330)
   (565,299)

--------------
------------



Investing Activities


  Purchase of property and equipment
   (3,345,266)
    (88,068)
  Station acquisitions and licenses
   (3,981,298)
         --

--------------
------------
Net cash used in investing activities
   (7,326,564)
    (88,068)

--------------
------------
Financing Activities


  Payments on line of credit
     (500,000)
    500,000
  Payments on notes payable
     (679,120)
    184,958
  Proceeds from private placement
    9,600,000
         --
  Proceeds from credit facility
    6,902,764
         --
  Proceeds from exercise of stock warrants
    2,259,000
         --

--------------
------------
Net cash provided by financing activities
   17,582,644
    684,958

--------------
------------
Net cash increase
    3,857,750
     31,591
Cash, beginning of period
       52,655
         89

--------------
------------
Cash at end of period
$   3,910,405
$    31,680

==============
============
Cash paid for interest
$      39,001
$        --

==============
============
Cash paid for income taxes
$          --
$        --

==============
============

See accompanying notes.


                                     5


                    Hispanic Television Network, Inc.
                 Notes to Condensed Financial Statements
                          September 30, 2000
                              (Unaudited)

1.   General

     The financial statements of Hispanic Television
     Network, Inc. ("the Company") as of September 30, 2000 and for the three and nine-month periods ended
     September 30, 2000 and 1999 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 3-10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. While management of the Company believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in the Company's 1999 Form 10-KSB. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial statements for the interim periods presented. The results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Risks and Uncertainties

     The Company is still in the early stages of executing its business plans to be a major network focusing on the Mexican Hispanic market. Early stage companies involve significant risks and uncertainties about the ultimate market acceptance of its business strategies. Lack of market acceptance would have a material adverse impact on the Company. Additionally, the Company must raise significant capital in order to execute its plan. If the Company cannot raise the necessary funds, its ability to build out its network will be significantly impacted.

2.   Debt

     In July 2000, the Company entered into a $8,875,001 credit facility with Goff Moore Strategic Partners, L.P. and a number of other private investors. $1,958,333 of the funds under the credit facility have not been released to the Company and are being held in escrow pursuant to the terms of the credit facility, as amended. The credit facility is being used to fund acquisitions and working capital. Pursuant to the terms of the credit facility, the Company (i) executed promissory notes that bear interest at a rate of 12% per annum and (ii) issued warrants to purchase shares of the Company's common stock, the aggregate number of shares for which the warrants are exercisable will be determined by dividing (a) the aggregate amount of funds loaned under the credit facility and accrued interest thereon by (b) the exercise price, which is determinable based on subsequent financings or other events, but in no event will exceed $2.00 per share. In the event that the Company does not pay off the funds advanced under the credit facility and accrued interest by January 31, 2001, the aggregate number of shares issuable upon exercise of the warrants, as described above, will be multiplied by 125%, however, if the Company does not pay off such funds and such accrued interest by March 15, 2001, that aggregate amount of shares will be multiplied by 150% instead of $125%.
     The estimated fair value of the warrants of $3.636 million will be recognized as additional interest expense over the term of the credit facility. As of September 30, 2000, $8.875 million was outstanding under this arrangement net of $2.104 million, which represents the net unamortized fair value of the warrants.

     On November 6, 2000 the terms of the credit facility were amended to allow $1,000,000 of previously escrowed funds to be released to the Company. In exchange for the release of $1,000,000 from escrow, the amendment to the credit facility provided that (i) in no event would the exercise price of the warrants issued under the credit facility exceed $2.00 per share and (ii) the aggregate number of shares issuable upon exercise of the warrants would be multiplied by 125%, after taking into account any adjustment in such number of shares caused by a failure of the Company to pay off the funds advanced under the credit facility and accrued interest by January 31, 2001.

3.   Stockholders' Equity

     Private Placement

     In January 2000, the Company closed a Private Placement whereby the Company sold 100 units, each unit consisting of 100,000 shares of common stock of the Company (the units were offered pursuant to Rule 506 of Regulation D promulgated under the Securities and Exchange Act) and 100,000 warrants to purchase one share of the Company's common stock at an exercise price of $2.00 per share. The warrants expire one year after the termination of the Private Placement. The Company received gross proceeds in January 2000 of $9,600,000 to complete the $10,000,000 offering pursuant to the Private Placement. The Company had previously received $400,000 of the proceeds in 1999.

     In June 2000, the Company issued 1,128,500 shares of its common stock in connection with the exercise of stock warrants issued during the Private Placement in January 2000. The Company received proceeds of $2,257,000, or $2.00 per share, from the exercise of the stock warrants. In September 2000, the company issued an additional 1,000 shares of its common stock and received $2,000 at $2.00 a share in connection with the exercise of warrants issued in the January 2000 Private Placement.

     Stock Option Plan

     In February 2000, the Company agreed to adopt the 2000 Stock Incentive Plan (the Plan), subject to stockholder approval. The Board of Directors will appoint a committee to administer the Plan. At the discretion of the committee, stock options may be granted to eligible participants, as defined. The options will generally vest over two to three years and the exercise price is typically equal to or greater than the market value of the Company's common stock on the date of grant. The Company is currently working with Ernst & Young to finalize the stock option plan.

     During the nine-month period ended September 30, 2000, the Company issued to employees options to purchase 1,068,240 shares of the Company's common stock. The options vest over a three-year period and have exercise prices ranging from $0.01 to $14.88 per share. Options to purchase 635,000 shares were granted at amounts less than the fair value of the underlying stock on the grant date, resulting in $4,310,003 of deferred compensation expense to be recognized over the remaining vesting term. The Company recognized $310,476 and $914,204 of compensation expense related to the options for the three and nine-month period ended September 30, 2000.

     Programming Services

     In January 2000, the Company entered into an agreement with a programming provider. In exchange for programming services, the Company issued 100,000 shares of the Company's common stock. These services were valued at $728,000, and the expense will be recorded over a six-month period. The Company recorded approximately $363,999 and $606,666 of programming expense, for the three and nine-month period ended September 30, 2000.

     The Company has entered into agreements with various programming providers. These agreements guarantee minimum license fees from the programming. The Company has $1,861,750 for programming payable. The Company has a programming Asset in the amount of $1,900,291 currently. The programming asset will be amortized over the contract periods ranging from three to forty-eight months. The Company recorded approximately $843,604 of programming expense for these items for the three month period ended September 30,2000.

     Settlements

     In June, 2000 the Company entered into several settlement agreements with certain individuals to release the Company of any and all claims the individuals had or may have against the Company. In connection with these settlement agreements, the Company issued 1,231,449 shares of the Company's common stock. The settlements were for matters existing with the Company's predecessor and therefore have been treated as additional purchase price and accordingly recorded as goodwill.

     Canceled Shares

     The Company canceled 475,169 shares of its common stock in January 2000 and 70,000 shares of its common stock in April 2000. The shares were returned to the Company as part of a settlement with John Priscella of our claims against him.

     Legal Services

     In June, 2000, the Company issued 226,844 shares of its common stock with a value Of $2,558,841 in return for legal services provided in a matter related to the Company's predecessor and John Priscella. The matter resulted in the return to the Company of 680,000 shares of stock. Accordingly, the fair value of these shares of $2,558,841 has been treated as additional purchase price and recorded as goodwill.

     Acquisition Televideo and MGB Entertainment

     On July 11, 2000, the Company issued 120,000 shares of its common stock, valued at $1,262,500, and options valued at $399,300 to acquire 100% of the outstanding stock of Televideo,Inc. and MGB Entertainment, Inc. The acquired entities are based in San Antonio, Texas and focus on the production of both English and Spanish language television programs and commercials. The acquired entities produce syndicated and network television programming as well as television commercials for advertising agencies and businesses. The operations of HTVN include the operations of Televideo, Inc. and MGB Entertainment, Inc. since the acquisition date.

4.   Acquisitions of TV Stations

     On January 10, 2000, we completed funding of the initial payment of $1.5 million to Carlos Ortiz in connection with the Purchase Agreement, dated December 15, 1999, pursuant to which we agreed to purchase 10 television stations in Texas, New Mexico, Oklahoma, and Arizona for an aggregate of $10.0 million from Carlos Ortiz. The purchase price was comprised of $7.0 million in cash and $3.0 million in shares of our common stock, which equals 695,652 shares based on our common stock's closing price on December 31, 1999. Currently, we are operating all of these stations under a local marketing agreement ("LMA") whereby we control all programming, receive all revenues from and pay all expenses associated with each of these stations pending the closing of this transaction, which we have the right to schedule at any time during the two years following the execution of the purchase agreement. We currently anticipate that we will close this transaction in 2000 or early 2001. The LMA fee of $1.5 million is being amortized over the remaining twenty-four month term to close the transaction.

     On April 24, 2000, the Company entered into a letter of intent to acquire Certain assets of TV-21 in Orlando, Florida from Galloway Associates, PA for $600,000.

     On April 28, 2000, the Company entered into a purchase agreement with Johnson Broadcasting of Dallas, Inc. to acquire the television station KLDT, Channel 55, Lake Dallas, Texas and its auxiliary facilities including all broadcasting assets for $35 million. On November 7, 2000 we received a Default Notice from legal counsel for the seller of the station claiming that the Company is in default under the purchase agreement, as amended. The seller is giving the Company an opportunity to cure the alleged default.

     On April 28, 2000, the Company entered into a purchase agreement to acquire certain assets of Channel 69 in El Paso, Texas from Sara Diaz Warren for $1,500,000. The Company expects the transaction to close during 2000 or early 2001. The Company has entered into a time brokerage agreement pursuant to which the Company will operate the station pending consummation of the agreement.

     On May 17, 2000, the Company entered into a letter of intent to acquire certain assets of Channel 68 in Laredo, Texas from J.B. Salazar for $500,000. The
     Company expects this transaction to close during 2000 or early 2001. The Company has entered into a time brokerage agreement to operate this station until the close of this transaction.

     On September 27, 2000, we entered into an agreement of merger with Brownsville Broadcasting, LLC, which owns and operates K64FM in Brownsville/Harlingen, Texas and an asset purchase agreement to acquire certain assets of KKJK in Las Vegas, Nevada from Cosmo Communications, LLC and Amanda Orrick Mintz for an aggregate purchase price of $5,335,000. Under the terms of these agreements, the transactions must close by December 2001. The Company has entered into a time brokerage agreement to operate these stations until the close of the transactions.

5.   Legal Proceedings

     From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party, if decided adversely to the Company, is likely to have a material adverse effect on the Company's results of operation or financial condition.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                          Background

     On December 14, 1999, American Independent Network, or AIN, merged with Hispano Television Ventures, Inc., a producer of Spanish-language programming, and was renamed Hispanic Television Network, Inc. Originally formed on December 11, 1992, AIN has historically operated as a general market, family-oriented television network providing programming and other services. We currently operate two networks, AIN, which has over 40 affiliates, and HTVN, which has 5 affiliates and either owns, operates or has agreements or letters of intent to acquire 22 television stations in 12 markets of which 18 stations are currently broadcasting HTVN programming in 11 markets, including 3 that are in the top ten markets ranked by DMA.
We intend, whether through the acquisition of or affiliation with stations, to acquire a presence in certain of the top
20 markets ranked by Hispanic population in order to reach approximately 75% of the Hispanic population. The purpose of the merger was to position the company to become a major Hispanic media company. The company has been actively growing our distribution networks by aggressively acquiring owned and operated stations as well as adding affiliated stations. The company has also been building our sales network and acquiring quality programming to broadcast across our network.

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

     For accounting purposes, the merger was treated as a reverse acquisition of the Company by Hispano Television
Ventures. The following discussion reflects the material operations of Hispanic Television Network, Inc. for the three and nine-month periods ended September 30, 2000.

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

Seasonal fluctuations are also common to the broadcast industry and are due primarily to fluctuations in advertising expenditures by national and local advertisers.
The first calendar quarter typically produces the lowest broadcast revenues for the year because of the normal post-holiday decreases in advertising.

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

     We market our advertising time on our HTVN and AIN networks to:

     o ADVERTISING AGENCIES AND INDEPENDENT ADVERTISERS. We sell commercial time to advertising agencies and independent advertisers. The monetary value of this time is based upon the estimated size of the viewing audience; the larger the audience, the more we are able to charge for the advertising time. To measure the size of a viewing audience networks and stations generally subscribe to nationally recognized rating services, such as Nielsen. Currently, a number of AIN's affiliate stations are located in the smaller market areas of the country. Our goal is to enter into affiliate agreements with stations located in the top demographic market areas for both AIN and HTVN, in order to obtain Nielsen ratings that justify charging higher rates for our advertising time.
     o AFFILIATE STATIONS. In exchange for providing programming and advertising time to our affiliate stations, we retain advertising time and gain access to the affiliate stations' markets. In a traditional broadcasting contract, an affiliate station would retain all available advertising time, which it would then sell to outside advertisers, and the network would receive a fee from the affiliate station. However, we believe that by selling retained commercial time to outside advertisers, we are able to generate higher revenues than we would otherwise receive in fees from our affiliate stations. Advertising time is generally a component of the programming contract with affiliate stations. As a result, we are not required to separately market the advertising time to our affiliate stations.
     o PROGRAM OWNERS. In exchange for licensing rights to select programming, we sometimes give the program owner advertising time during the broadcast of such programming. The program owner is then able to sell the advertising time to outside parties. We generally contract with program owners at the National Association of Television Program Executives convention and accordingly, are not required to actively market this segment of our advertising time.

Expenses

     Our most significant expenses are employee compensation, rating services, advertising and promotional expenses, engineering and transmission expenses and production and programming expenses. In some cases, we are required to incur up-front programming expenses when procuring exclusive programming usages and licenses. In most all cases associated with up-front programming payments, the up-front payments will be amortized over the applicable contract term. Historically, significant exclusive programming usages and licenses have not been procured. We will maintain tight controls over our operating expenses by centralizing our master control, network programming, finance, human resources and management information system functions. Depreciation of fixed assets and amortization of costs associated with the acquisition of additional stations are also significant elements in determining our total expense level.

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

Results of Operations

     Three and Nine Months Ended September 30, 2000 and 1999

     Revenues. Revenues are primarily derived from our programming services, sales of advertising and programming time, and leasing of digital satellite channels. The Company's total revenues increased by $109,051 for the three months ended September 30, 2000, and increased $349,510 for the nine months ended September 30, 2000, from the comparable periods in the prior year. The increase in revenues is primarily the result of an increase in the amount of programming time, national and local sales, and production revenues generated from our Televideo subsidiary.

     Cost of Operations. The Company's cost of operations increased $5,297,916 for the three months ended
September 30, 2000, and increased $11,084,299 for the nine months ended September 30, 2000, from the comparable period in the prior year. Cost of operations has significantly increased over prior years as a result of rapid expansion and positioning of our new Hispanic network.

     General and Administrative. The Company's general and administrative expenses for the three months ended September 30, 2000, increased by $3,106,033 and for the nine months ended September 30, 2000, increased by $6,606,096, from the comparable periods in the prior year. General and administrative expenses are comprised primarily of salary and wages, legal fees, taxes, insurance, rent and office related expenses. Salaries and wages increased by $893,206 for the three months ended September 30, 2000 and $2,160,266 for the nine months ended September 30, 2000, from the comparable periods in the prior year.
These increases were attributable to increased staffing requirements as a result of the Company's rapid expansion. Professional fees increased by $1,105,305 for the three months ended September 30, 2000 and $1,984,263 for the nine months ended September 30, 2000, from the comparable periods in the prior year. These increases were attributable to costs associated with being a public company.

     Interest expense for the three months ended
September 30, 2000, increased by $1,737,911, and increased by $2,015,999 for the nine months ended
September 30, 2000, from the comparable periods in the prior year. The increase in interest expense is due primarily to outstanding notes payable, and interest on promissory notes issued in connection with the credit facility entered into with Goff Moore Strategic Partners and other private investors.

     Operating Results. The Company's net operating loss increased by $6,926,776 for the three months ended
September 30, 2000, and increased by $12,750,788 for the nine months ended September 30, 2000, from the comparable periods in the prior year. The increased loss for 2000 was a result of the expansion and positioning of our networks.

     Earnings Per Share of Common Stock. The net losses per common share are based upon the weighted average of outstanding common stock. For the nine months ended
September 30, 2000, the net loss per share of common stock was $(.15). The loss is reflective of the expansion and positioning of our networks.

Liquidity and Capital Resources

     We have financed our operations through a combination of the issuance of equity securities to private investors, issuance of private debt, loans from affiliates, and cash flow from operations. We have had cumulative losses of $16,475,801 from inception through September 30, 2000.

     Current assets at September 30, 2000 were $5,135,724.
Current liabilities of $8,801,486 exceeds current assets by $3,665,762. As of September 30, 2000, the largest components of current liabilities consisted of accounts payable, notes payable and an amount of $8,875,001 payable pursuant to a credit facility entered into with Goff Moore
Strategic Partners and other private investors.

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

     In July 2000, the Company entered into a $8,875,001 credit facility with Goff Moore Strategic Partners, L.P.
and a number of other private investors. $1,958,333 of the funds under the credit facility have not been released to the Company and are being held in escrow pursuant to the terms of the credit facility, as amended. The credit facility is being used to fund acquisitions and working capital. Pursuant to the terms of the credit facility, the Company (i) executed promissory notes that bear interest at a rate of 12% per annum and (ii) issued warrants to purchase shares of the Company's common stock, the aggregate number of shares for which the warrants are exercisable will be determined by dividing (a) the aggregate amount of funds loaned under the credit facility and accrued interest thereon by (b) the exercise price, which is determinable based on subsequent financings or other events, but in no event will exceed $2.00 per share. In the event that the Company does not pay off the funds advanced under the credit facility and accrued interest by January 31, 2001, the aggregate number of shares issuable upon exercise of the warrants, as described above, will be multiplied by 125%, however, if the Company does not pay off such funds and such accrued interest by March 15, 2001, that aggregate amount of shares will be multiplied by 150% instead of $125%. The estimated fair value of the warrants of $3.636 million will be recognized as additional interest expense over the term of the credit facility. As of September 30, 2000, $8.875 million was outstanding under this arrangement net of $2.104 million, which represents the net unamortized fair value of the warrants.

     On November 6, 2000 the terms of the credit facility were amended to allow $1,000,000 of previously escrowed funds to be released to the Company. In exchange for the release of $1,000,000 from escrow, the amendment to the credit facility provided that (i) in no event would the exercise price of the warrants issued under the credit facility exceed $2.00 per share and (ii) the aggregate number of shares issuable upon exercise of the warrants would be multiplied by 125%, after taking into account any adjustment in such number of shares caused by a failure of the Company to pay off the funds advanced under the credit facility and accrued interest by January
31, 2001.

     Our continued growth will require additional funds that may come from a variety of sources, including equity or debt issuances, bank borrowings and capital lease financings. We currently intend to use any funds raised through these sources to fund various aspects of our continued growth, including to acquire new stations, to perform digital upgrades of acquired stations, to fund key programming acquisitions, to perform station capital upgrades, to secure cable connections, to fund master control / network equipment upgrades, to make strategic investments and to fund our working capital needs. If funds from these various sources are not available, the Company has the ability to pursue an alternate strategy of growth ,whereby the Company can expand its distribution capabilities by entering in to affiliated station agreements. This strategy of growth is much less capital intensive.

     We had net losses of $13,038,482 in the nine months ended September 30, 2000 and $287,694 in the nine months ended September 30, 1999. We expect these losses to continue as we incur significant capital expenditures and operating expenses to acquire new television stations and convert them to a Hispanic format. We currently anticipate that our revenues as well as cash from financings will be sufficient to satisfy operating expenses for the next twelve months. We may need to raise additional funds, however. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.

Impact of inflation

     Management does not believe that general inflation has had or will have a material effect on operations.

Recent Developments

     On September 27, 2000, we entered into an agreement of merger with Brownsville Broadcasting, LLC, which owns and operates K64FM in Brownsville/Harlingen, Texas and an asset purchase agreement to acquire certain assets of KKJK in Las Vegas, Nevada from Cosmo
Communications, LLC for an aggregate purchase price of $5,335,000. Under the terms of these agreements, the transactions must close by December 2001. The Company has entered into a time brokerage agreement to operate these stations until the close of the transactions.

                           PART II OTHER INFORMATION

Item 1.     Legal Proceedings

     From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party, if decided adversely to the Company, is likely to have a material adverse effect on the Company's results of operation or financial condition.

     In response to the application of the Company to the Federal Communications Commission for the assignment of the FCC license for KVAW(TV), Eagle Pass, Texas to the Company, there was on October 6, 2000, a Petition to Deny filed by Juan Wheeler, Jr., whom the Company had entered into a Bill of Sale and Settlement Agreement with pertaining to KVAW(TV). The Company has since responded. The Company believes that Wheeler's Petition to Deny is without merit and intends to continue to support its pending assignment application.

Item 2.     CHANGES IN SECURITIES

     None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.     OTHER INFORMATION

     In the Company's Amended Annual Report on Form 10-KSB/A filed on June 30, 2000, it was reported in Item 1. Business - Markets Served that the Company was operating station KVAW (TV) in Eagle Pass, Texas. This was incorrect as the Company has never operated this station. As a result, the correct number of stations broadcasting HTVN programming was ten as of the filing of that report.

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

   4.1 Certificate of Designation Preferences, Rights and Limitations of Series B Preferred Stock of
            American Independent Network Inc. (Incorporated by reference to Exhibit 4.1 of our Annual
            Report on Form 10-KSB, dated April 24, 2000).

  10.1*     Asset Purchase Agreement, dated as of September
            27, 2000, by and between Hispanic Television
            Network, Inc., Cosmo Communications, LLC and
            Amanda Orrick Mintz.

  10.2*     Agreement of Merger, dated as of September
            27, 2000, by and among Hispanic Television
            Network, Inc., HTV Merger Corp., Amanda
            Orrick Mintz, Michael Mintz and Debra Kamp and Brownsville Broadcasting, LLC.

  10.3*     First Amendment to Loan Agreement and other
            Documents, dated effective as of August 14, 2000, by and among Hispanic Television Network,
            Inc., Goff Moore Strategic Partners, L.P. and
            GAINSCO, Inc., representing Majority Lenders, as Defined in the Loan Agreement, and Harlan
            L. Paul, Mark Hollmann and Stacia Hollmann, as tenants by the entireties, Clifton Morris, and Daniel E. Berce.

  10.4*     Second Amendment to Loan Agreement and
            Agreement, dated as of November 6, 2000
            by and among Hispanic Television Network, Inc.,
            Goff Moore Strategic Partners, L.P. and
            GAINSCO, Inc., representing Majority Lenders as defined in the Loan Agreement.

  10.5* First Amendment to Purchase Agreement made and entered into as of September 24, 2000 by and between Hispanic Television Network, Inc. and
            Johnson Broadcasting of Dallas, Inc.

  27* Financial Data Schedule (included in SEC-filed copy only).

*Filed herewith.


(b)     REPORTS ON FORM 8-K.


During October 2000, we filed one Current Report on Form
8-K/A regarding the consummation of the acquisition of 100% of the outstanding stock of TeleVideo, Inc. and MGB
Entertainment, Inc. and related transactions.



                                      16

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HISPANIC TELEVISION NETWORK INC.


Date:  November 9, 2000     By:  /S/ JAMES A. RYFFEL
                                 ________________________
                                 James A. Ryffel
                                 Chairman of the Board