Form 10KSB40
period 2000-12-31
HISPANIC TELEVISION NETWORK INC
filed 2001-04-16
CIK 1000876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to _____

For the Fiscal Year Ended December 31, 2000     Commission File Number 000-23105

                        HISPANIC TELEVISION NETWORK, INC.
                 (Name of small business issuer in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   75-2504551
                      (I.R.S. Employer Identification No.)

                        6125 Airport Freeway, Suite 200,
                             Fort Worth, Texas 76117
                                 (817) 222-1234
                        (Address, including zip code, and
                    telephone number, including area code, of
                    registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                          Common Stock, $.01 Par Value

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December 31, 2000 were $620,955.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on April 12, 2001 was $56,496,879. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of April 12, 2001 was 107,353,689.

Transitional Small Business Disclosure format (Check one): YES [] NO [X]

                                     INDEX

                                                                                PAGE NUMBER
                                    PART I.

Items 1. & 2.   Business and Properties............................................   2

Item 3.         Legal Proceedings..................................................  39

Item 4.         Submission of Matters to a Vote of Security Holders................  40

                                    PART II.

Item 5.         Market for the Registrant's Common Equity and Related
                Stockholder Matters................................................  40

Item 6.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations................................  42

Item 7.         Financial Statements...............................................  49

Item 8.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure................................  49

                                    PART III.

Item 9.         Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange Act.........  49

Item 10.        Executive Compensation.............................................  52

Item 11.        Security Ownership of Certain Beneficial Owners and
                Management.........................................................  56

Item 12.        Certain Relationships and Related Transactions.....................  57

                                    PART IV.

Item 13.        Exhibits and Reports on Form 8-K...................................  59


                                     PART I

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 24A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places including Items 1and 2 "Business and Properties," Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act. These statements regard our ability to procure funds necessary to remain a viable entity; our belief that we will become profitable and start generating monthly operating profits in the fourth quarter of 2001; our intention to continue the expansion of our operations, particularly those of HTVN through cable distributions and additional affiliates; our intention to acquire full power stations in major Hispanic markets; seasonal revenue fluctuations that (among other things) may increase revenues during future holiday seasons; our expectations that our licenses with the FCC will be renewed in the future; our expectations regarding the exact number of restricted shares that will become freely tradable at any time; the potential of the Mexican origin and Hispanic population; the continued growth in Spanish language television advertising both in absolute terms and relative to advertising directed to other constituencies; the continued growth in Hispanic spending both in absolute terms and relative to spending by other constituencies; the continued use of the Spanish language by Hispanics; the continued increase in Internet usage by Hispanics; the number of Hispanic households we will reach after the completion of certain pending acquisitions; the ability of on-line viewing to increase significantly our broadcasting reach; our ability to provide a strong alternative to the Univision and Telemundo; our intention to produce original programming and thus differentiate our self from other Spanish language television networks; our ability to save large sums of money each year in production expenses by utilizing our staff; the benefits to our sales force from the use of our in-house research department; our ability to generate higher revenues by selling retained commercial time to outside advertisers over what we would otherwise receive in fees from our affiliate stations; our ability to maintain tight control over our operating expenses by utilizing our master control, network programming, finance, human resources and management information system functions; our belief that Mexican Hispanics will respond favorably to a television network that tailors its programming to their tastes; our development of a network advertising team to solicit national advertisers and national advertising agencies and our maintenance of account executives at each of our stations for soliciting local and national advertising; the location of our in-house sales department in all major markets having a large concentration of advertising agencies targeting the Hispanic market; our intention to lease excess capacity of our Fort Worth production studio once it is completed; our ability to lease excess capacity on our leased satellite transponder and receive additional revenues; our beliefs regarding the costs involved in the lawsuit filed by Marco Camacho; our beliefs regarding the merits of certain lawsuits filed against us and our intention to vigorously defend against them; the effect on sales form our new policy of accepting up to three hours of paid programming daily; our intention regarding the use of any raised funds for any particular purpose; the effects of our audit committee; and our intention to form a compensation committee. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results could differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "RISK FACTORS" immediately below. As a result, these forward-looking statements represent the Company's judgment as of the date of this Annual Report. The Company does not express any intent or obligation to update these forward-looking statements.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

                                  INTRODUCTION

         Hispanic Television Network, Inc. (the "Company") owns and operates two television networks. The first of these networks is a Spanish-language television network named "Television Hispana" or HTVN. This network is focused primarily on serving Hispanic individuals of Mexican origin (also referred to as Mexican Hispanics). Currently HTVN owns or operates, has agreements or letters of intent to acquire, or has affiliations with 22 television stations in 19 markets of which 19 stations are currently broadcasting HTVN programming in 17 markets including four of the top ten markets ranked by Designated Market Area, or DMA. The second of our networks is a general market, family-oriented English-language television network named "American Independent Network" or AIN. It provides programming 24 hours a day, seven days a week to more than 35 affiliate stations located throughout the United States. We are primarily focusing on the development of HTVN, while exploring how to best position AIN in future business strategies. Our address is 6125 Airport Freeway, Suite 200, Fort Worth, Texas 76117, and our telephone number is (817) 222-1234.

                                  RISK FACTORS

         In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

THE COMPANY IS IN A LIQUIDITY CRISIS. ADDITIONAL FINANCING IS REQUIRED TO CONTINUE OPERATIONS AND REMAIN A VIABLE ENTITY.

         Near the end of 2000, the Company experienced critical liquidity needs resulting from the following factors:

                  * An inability to obtain adequate funds from the public
                    markets;
                  * An inability to enter into a strategic partnership;
                  * An inability to complete a structured financing on
                    acceptable terms to us;
                  * An inability to generate significant revenues from its
                    operations; and
                  * An inability to reduce expense levels sufficiently to
                    operate at a profit.

         The Company has insignificant revenues under contract for fiscal 2001, and has a severe liquidity shortfall that impairs its ability to meet its current operating cash flow requirements in the near term. As of April 12, 2001, the Company has less than $10,000 in cash available to meet its operating cash requirements in spite of receiving on April 12, 2001 $125,000 in funding (the terms of which have not been finalized) from a related party. The proceeds were used to fund current payroll expense. The Company needs $180,000 exclusive of scheduled debt repayments by April 20, 2001 and requires a cash inflow of approximately $900,000 per month exclusive of scheduled debt repayments to meet its current obligations as they become due. The Company is unable to project its monthly revenues, however, its cash flow from revenues in the recent past has not been sufficient to meet its current cash needs. If the Company fails to meet these obligations as they become due, it could lose the ability to broadcast its signal and might be required to cease operations. The expected operating losses, coupled with an acute lack of liquidity cause immediate substantial doubt about the Company's ability to continue as a going concern. The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity. Further, no financing arrangements are currently under contract and there are no assurances that the Company will be able to obtain adequate financing. As discussed below, the Company has approximately $7.3 million of indebtedness due April 17, 2001. The Company has not determined its course of action should financing not be raised or if an extension of the maturity of the $7.3 million indebtedness is not obtained. While the Company is seeking an extension of the maturity of the April 17, 2001 debt because of its inability to repay the indebtedness, failure to secure such an extension or obtain additional financing could lead to the immediate demand for repayment. Such a demand would likely cause a cessation of operations and/or force the Company into bankruptcy protection.

         If the Company is able to obtain the financing required to remain in business, to eventually achieve operating profits will require substantially increasing revenues and drastically reducing expenses from their current levels. Previous management intended to build the network and generate network sales. During most of fiscal 2000, the Company focused on expanding through acquisitions. In this connection, the Company completed one acquisition of a production company, Televideo, Inc., acquired KVAW in Eagle Pass, Texas, and entered into a number of letters of intent to acquire television stations. Although the Company still intends to acquire full-power stations in major Hispanic markets, in view of the difficulty the Company has encountered in raising the necessary capital for the acquisitions, the Company is presently focusing on expanding its distribution by increasing the number of affiliate stations that broadcast its programming, and by entering into agreements with cable companies to carry its programming. Affiliations are much less capital intensive and typically require significantly less working capital to begin operations. Because of the change in the expansion strategy and the inability to raise sufficient capital, station acquisition deposits totaling $4,725,125 were forfeited at the end of 2000.

         Current management has taken the revised approach to generate local advertising sales for Company owned and operated stations, plus secure network advertising at the best available rate. Management intends to increase rates as stations are added to the network. In addition, current management has agreed to accept up to three hours each day of paid programming, a source of revenue that was not previously incorporated in the business plan. This increased focus on generating advertising is expected to have a significant positive affect upon sales. In addition, the Company has added a focus to secure carriage agreements with cable and digital distribution companies. Securing distribution on a cable system can have the dual benefit of not only increasing viewership (and thus making the network more attractive to advertisers), but many agreements with cable companies also provide revenue to the network in the form of subscriber fees.

         If the Company is able to obtain the required financing to remain in business, future operating results depend upon a number of factors, including but not limited to the strength of the national economy, the local economies where the Company's stations and affiliates are located, the amount of advertising spent - especially the amount of advertising spent for television, and the amount of advertising directed toward the Hispanic population. The Company's ability to attract the available advertising is dependent upon, among other things, its station's audience rating, its ability to provide interesting programming, local market competition from other television stations and other advertising media, and its ability to attract and retain television stations to carry its broadcast.

         On the expense side, the Company has reduced its recurring monthly expenses in almost every expense category, especially in the areas of payroll and programming where immediate cost reductions have been realized. The monthly cash expenses have been reduced from $1,500,000 to $900,000 by these actions. Additionally, current management has restructured the sales department and attracted sales people with experience selling advertising time on low-power stations as well as restructuring compensation for sales executives and managers from a salary based compensation to more of a commission based compensation. This change in policy will tie salesperson compensation directly to results.

         In January 2001 the Company secured financing from a consortium of investors. The terms of this financing obligated the investors to purchase, for an aggregate investment of $1,500,000, a total of 6,000,000 shares of common stock ("shares") and warrants ("warrants") to purchase 1,500,000 additional shares at a per-share purchase price of $1.00. The warrants may be exercised for one year after they are issued. The terms of the financing also obligated the investors to make 10 additional periodic purchases occurring 30 days apart, each involving 1,000,000 additional shares and 500,000 additional warrants. However, after making the initial purchase of 6 million shares and
1.5 million warrants for $1.5 million, the investors failed to make the required subsequent purchases and this agreement was terminated on March 30, 2001.

         In conjunction with the financing provided by the consortium of investors, the Company modified its existing debt financing arrangement provided by Goff Moore Strategic Partners, L.P. and a number of other private investors (collectively "GMSP"). The number of Shares with respect to which GMSP will be granted warrants was modified, as was the floor and the ceiling of the exercise price that such warrants will feature. The original maturity date of January 31, 2001 was extended to March 31, 2001 in conjunction with the initial purchase of 6 million Shares and 1.5 million Warrants by the consortium of investors for $1.5 million. This maturity date was to be automatically extended with each additional periodic purchase by the consortium of investors. However, when the consortium of investors failed to make their first periodic payment, the maturity date on the credit facility was not extended. On April 12, 2001 the maturity date was extended to April 17, 2001. The Company is currently in discussions with GMSP to further extend the maturity. If the Company is unable to extend the maturity of this indebtedness, the lenders would be in a position to demand immediate repayment. As of April 12, 2001 the outstanding principal balance is $7,304,068. As previously discussed, the Company does not have the funds to repay this outstanding indebtedness and the demand for such payment could force the Company to cease operations and/or seek bankruptcy protection.

WE HAVE HAD A HISTORY OF LOSSES, WE EXPECT LOSSES IN THE FUTURE, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE PROFITABLE IN THE FUTURE.

         For our fiscal year ended December 31, 2000, we incurred net losses of $38,512,167. Prior to our merger with Hispano, we had net losses of $3,333,393 in 1999 and $103,926 in 1998 from the ownership and operation of the American Independent Network, our general market, family oriented English-language television network. (Hispano had minimal operations in 1998 and 1999.) As of December 31, 2000, we had an accumulated deficit of $41,949,486. These continuing losses may increase from current levels. If our revenues do not increase substantially we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

WE WILL REQUIRE ADDITIONAL FINANCING, BUT WE MAY BE UNABLE TO OBTAIN IT ON FAVORABLE TERMS OR AT ALL.

         We require immediate additional funding to continue operations through 2001 and beyond 2001 we expect that we will continue to require additional financing to fund our operations. We are maintaining an on-going effort to locate sources of additional financing. However, there can be no assurance that we will be successful in locating such sources.

         Our ability to obtain additional financing will be subject to a number of factors, including our operating performance, the terms of existing indebtedness, and general economic and market conditions. We cannot be certain that we will be able to obtain additional financing on acceptable terms, if at all. We currently have outstanding a debt financing arrangement that imposes great restrictions on our ability to procure additional debt financing. Further, if we issue additional equity securities to raise capital, our stockholders may experience significant dilution and the new securities may have rights, preferences or privileges greater than those of our existing stockholders. If we cannot obtain additional financing when needed, we may not be able to fund our operations or to remain in business, which could result in a total loss of your investment.

OUR LIMITED HISTORY OF OPERATIONS AS A SPANISH LANGUAGE NETWORK MAKES AN EVALUATION OF OUR BUSINESS AND FINANCIAL FORECASTING DIFFICULT.

         Prior to the merger on December 15, 1999 of Hispano Television Ventures, Inc. ("Hispano") with and into us, we did not conduct any Spanish language broadcasting. In addition, prior to such merger, Hispano had only one station actually broadcasting Spanish language programming. Our limited history of operations as a Spanish language network makes it difficult to evaluate our business and our prospects. Because of our limited operating history, you may have difficulty in accurately forecasting our results. You must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operation. Such risks include a business plan that has not been completely proven and the management of possible rapid growth. To address these risks, we must successfully undertake most of the following activities:

         * Continue to raise sufficient amounts of funds to satisfy expenses and continue the pursuit of our business plan;
         * Expand our networks by entering into additional affiliate relationships with existing television stations to broadcast our programming, or identifying and consummating suitable acquisitions, or both;
         * Develop and procure distribution agreements with cable and digital companies to increase our viewer bases and increase advertising revenues;
         * Develop or procure appealing and interesting programming, and thus develop and increase our viewer bases;
         *    Sell advertising to be featured on our networks;
         *    Continue to develop the strength and quality of our operations;
         * Implement and successfully execute our business and marketing strategy;
         *    Respond to competitive developments;
         *    Respond to changes in our regulatory environment;
         *    Respond to technological changes;
         * Withstand any general or local economic downturns that may affect us; and
         *    Attract, retain and motivate qualified personnel.

There can be no assurance that we will be successful in undertaking such activities. Our failure to address successfully our risks could materially and adversely affect our business, prospects, financial condition and results of operations.

WE ARE CONTROLLED BY A SMALL GROUP OF EXISTING STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM THOSE OF OTHER STOCKHOLDERS.

         Our directors, executive officers and their affiliates beneficially own, in the aggregate, a significant majority of our issued and outstanding common stock. As a result, these stockholders will be able to control the outcome of all matters requiring stockholder approval, including:

         *    the election of our directors;
         *    future issuances of our common stock and other equity securities;
         *    our incurrence of debt;
         *    amendments to our certificate of incorporation and bylaws; and
         * decisions about acquisitions, sales of assets, mergers and similar transactions.

         There may be circumstances in which the interests of these stockholders may conflict with the interests of our other stockholders. In addition, because some investors may choose not to purchase our common stock because of this control by our existing stockholders, the price of common stock may be depressed.

OUR PENDING ACQUISITIONS ARE SUBJECT TO A NUMBER OF CONDITIONS, AND WE MAY NOT BE ABLE TO COMPLETE THEM IN A TIMELY MANNER, IF AT ALL.

         We have entered into definitive agreements or letters of intent to acquire 11 television stations. The completion of these acquisitions is subject to a number of conditions, including:

         * the approval by the Federal Communications Commission (the "FCC") of the transfer to us of the stations' broadcast licenses without imposing conditions or restrictions, which are not acceptable to us;
         *    the procurement of needed financing; and
         * the expiration of the waiting period required by the Department of Justice and under U.S.

              antitrust laws in a few limited cases.

         Because these conditions have not been met as of the date of this Annual Report, there can be no assurance that we will successfully complete these acquisitions. The stations subject to this transaction are located in San Antonio, TX, Carrizo Springs, TX, Del Rio, TX, Uvalde, McAllen, TX, Phoenix, AZ, Corpus Christi, TX, Laredo, TX, OK City, OK, Tulsa, OK, and Clovis, NM. Our failure to complete a large number of these acquisitions would significantly reduce our carriage and have an adverse affect on Hispanic Television Network.

OUR INABILITY TO INTEGRATE SUCCESSFULLY PENDING AND FUTURE ACQUISITIONS COULD HARM OUR BUSINESS.

         We will face significant challenges in integrating the stations we have agreed to acquire, as well as future acquisitions, which will divert our management's attention and our resources from other business concerns. Some of the stations subject to our pending acquisitions currently have an English-language format, and we expect most of the stations we acquire in the future will have an English-language format. Integrating these stations with our Spanish-language television network will require us to convert their existing format to a Spanish language format. This conversion will require significant investments of our financial and management resources. We expect to incur losses for a period of time after a format change because of the time required to hire new employees, obtain programming, and build ratings and station loyalty. There can be no assurance that we will be successful in integrating new stations and changing formats, even though we will incur substantial costs and losses in our attempts to do so. Our inability to integrate our networks or pending and any future acquisitions could materially adversely affect our prospects, financial condition and results of operations.

FAILURE OF NEW STATIONS TO PRODUCE PROJECTED CASH FLOWS COULD HARM OUR FINANCIAL RESULTS AND EXPECTED GROWTH.

         The failure of our new stations to generate operating cash flow within the expected time periods could harm our financial results and our expected growth. We expect that new stations generally will take a few years to generate operating cash flow as we incur significant expenses to:

         *    convert the station to a Spanish language format;
         *    acquire programming;
         *    improve technical facilities;
         *    hire new personnel; and
         *    market the new stations to local Hispanic viewers.

         Additionally, there may be a period before we start generating revenues because it requires time to gain viewer awareness of new station programming and to attract advertisers. Accordingly, we expect to incur losses, resulting in part from such expenses, and to experience a delay in our realization of operating revenue.

OUR ACQUISITIONS COULD ALSO EXPOSE US TO OTHER ADDITIONAL RISKS.

         Our acquisitions could also expose us to other additional risks not already discussed. Such risks include the following:

         *    Potential unknown liabilities associated with acquired businesses;
         * Impairment of relationships with employees and advertisers as a result of any integration of new management personnel;
         * Maintenance of uniform standards, controls, procedures and policies; and
         * Additional expenses associated with amortization of acquired intangible assets.

         There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions. Due to all of the foregoing, any future acquisition may materially and adversely affect our business, results of operations, financial condition and cash flows. Moreover, we expect that we will be required to obtain additional financing to complete our acquisitions. There can be no assurance that such financing will be available on acceptable terms. In addition, if we issue stock to complete any future acquisitions, existing stockholders will experience ownership dilution.

OUR INABILITY TO ENTER INTO ADDITIONAL AFFILIATE RELATIONSHIPS OR ACQUIRE ADDITIONAL DISTRIBUTION THROUGH EITHER OVER THE AIR BROADCAST, CABLE OR SATELLITE COULD LIMIT OUR GROWTH.

         Our growth depends on our ability to enter into agreements with cable companies to increase our distribution, acquire affiliate relationships with stations that will broadcast our programming, and/or acquire additional television stations in markets that have a substantial Hispanic population. Currently, we intend to expand HTVN, our Spanish language network, through cable distribution and an increase in the number of affiliates rather than through new acquisitions to which we have not already agreed, although acquisitions remain a possible means for expansion.

         Several factors may affect our ability to enter into affiliate relationships with stations that will broadcast our programming, including the following:

         * the perception that prospective affiliates have of the quality of our programming, how it compares to alternative programming, and its ability to appeal to and draw large audiences of viewers;
         * the willingness of prospective affiliates that currently broadcast in an English-language format to convert to a Spanish-language format; and
         * the willingness of competitors to offer their programming on terms with which we are unable to compete.

         Many factors may affect our ability to acquire a station in any particular market, including the following:

         *    desired stations might not be available for purchase;
         * many competing acquirers have greater resources than we have to make such acquisitions; * we might not have the financial resources necessary to acquire additional stations;
         * we might be unable to obtain FCC approval of the assignments or transfers of control of FCC licenses; and
         * the law limits the number and location of broadcasting properties that any one person or entity, including its affiliates, may own, which could limit our ability to acquire additional stations.

         Many factors may also affect our ability to enter into cable and satellite arrangements, including the following:

         * we might not have the financial resources to make the necessary upgrades to our equipment to meet the needs of the cable companies;
         * cable companies may not have space available on their systems to include our programming.

         In addition to FCC approval for the transfer of the FCC licenses of acquired stations, the Department of Justice may review future acquisitions to determine whether they should be challenged under federal antitrust laws. Acquisitions may be challenged if the Justice Department believes a pending acquisition will have an anti-competitive effect or is otherwise not in the public interest. The Justice Department is particularly concerned when a proposed buyer already owns one or more television stations in the market of the station the buyer is seeking to acquire. In general, the Justice Department has closely reviewed acquisitions that would result in the buyer having a market share in excess of 40% of advertising revenues, even if the acquisition otherwise complies with FCC requirements. The filing of petitions or complaints by our competitors or others with respect to any acquisition could result in the FCC or the Justice Department refusing to allow us to complete that acquisition or imposing conditions to their approval which may limit the benefits of that acquisition to us.

OUR FAILURE TO MANAGE OUR GROWTH PROPERLY COULD ADVERSELY AFFECT OUR BUSINESS.

         Our business has been growing at a rapid pace, and we intend to continue the expansion of our operations for the foreseeable future. Our growth has placed significant demands on our management, personnel, systems and resources. Additional growth will further strain these resources. In order to manage our growth effectively, we must continue to invest in our stations and programming, and we must continue to expand, train and manage our work force. We must also continue to improve and coordinate our managerial, operational and financial controls and our reporting systems and other procedures. Our failure to manage the growth of our business effectively could materially adversely affect our results of operations and financial condition.

OUR INABILITY TO ACQUIRE AND DISTRIBUTE PROGRAMMING THAT ATTRACTS A SIGNIFICANT AUDIENCE WILL ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

         The market shares for our Spanish-language television network and its stations depend on our ability to acquire and distribute programming which attracts a significant audience. The failure of our programming to attract viewers will impair our ability to attract advertisers, and generate revenues and profits. Although we intend to make significant investments in programming, there can be no assurance that our programming will achieve or maintain satisfactory viewer ship levels in the future.

         We obtain much of our programming for our Spanish-language television network from a small number of program suppliers A loss of any one of our program suppliers could render us without sufficient programming to target the Mexican-Hispanic audience. If such programming were to become unavailable or unsuccessful for any reason (including political or economic instability, foreign government regulations, or other trade barriers in Mexico), there can be no assurance that we could obtain or produce alternative programming of equivalent type and popularity or on as favorable terms. As a result, any significant interruption in the supply or success of our programming could materially adversely affect our financial condition and results of operations.

         In addition, approximately 90% of our broadcast hours consists of syndicated programming, which is one of our most significant operating costs. We may be exposed in the future to increased syndicated programming costs that could adversely affect our operating results. In addition, syndicated programs that meet our criteria might not be available in the future or might not be available at prices that are acceptable to us. We believe that prices of the most popular syndicated programming will continue to increase. Syndicated programming rights are often acquired several years in advance and may require multi-year commitments, rendering difficult an accurate prediction of a program's performance. In some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs that increase operating costs. Our inability to acquire popular syndicated programming could harm our ratings and revenues.

         Moreover, we broadcast our programming to our television stations on a GE3 satellite on which we have leased a transponder for an initial term expiring in 2006. This transponder is capable of transmitting ten digital signals. If this satellite fails, our remedies are limited to a credit for up to all of the lease payments owed on the satellite during the period of the failure. No credit is available for failures resulting in whole or in part from the actions of persons or entities other than GE American Communications, including, but not limited to, acts of God. In addition to such failures, our service may be preempted to correct failures on the GE3 satellite. In the event of a failure or preemption, we may not have alternative transponders or satellites available, or if available, such alternatives may not be obtainable on favorable terms. The operation of the GE3 satellite is outside our control, and a disruption in the transmission of our programming could materially adversely affect our financial condition and results of operations.

OUR INABILITY TO SELL ADVERTISING TIME ON OUR NETWORKS WILL ADVERSELY AFFECT OUR REVENUES AND OUR BUSINESS.

         Our business depends on our ability to sell advertising time and create cable distribution deals for which we are paid subscriber fees in some, but not all instances. Our ability to sell advertising time will depend, in large part, on our audience ratings and on the overall level of demand for television advertising. A downturn in the economy could reduce the overall demand for advertising, and therefore adversely affect our ability to generate advertising revenues. A decline in our ratings (as a result of competition, a lack of popular programming or changes in viewer preferences) would also adversely affect our revenues. In addition, because we are focusing our business on our Spanish-language television network, our ratings will depend upon:

         * the desire of Spanish-speaking persons in the U.S. to view Spanish-language programming;
         * the growth of the Spanish-speaking audience by continued immigration and the continued use of Spanish among Hispanics in the U.S.; and
         * the continued availability and reasonable cost of Spanish-language programming.

Should any of these factors change, we could lose part of our target audience, resulting in a decline in ratings and a loss of advertising revenues.

         Our ability to sell advertising time will also depend on the level of demand for television advertising. Historically, the demand for advertising in most forms of media has fluctuated with the general condition of the economy. Television broadcasters are also exposed to the general economic conditions of the local regions in which they operate. Moreover, we believe that advertising is a discretionary business expense. As a result, we believe that spending on advertising tends to decline disproportionately during economic recession or downturn as compared to other types of business spending. Consequently, a recession or downturn in the United States economy or the economy of an individual geographic market in which we own or operate television stations would likely materially adversely affect our advertising revenues and, therefore, our results of operations.

         In addition, seasonal revenue fluctuations are common in the television broadcasting industry and our revenues will likely reflect seasonal patterns with respect to advertiser expenditures. Advertising typically increases during the Thanksgiving and Christmas holiday season and decreases after the start of a new year. As a result, we expect to have higher advertising revenues in the fourth quarter and lower advertising revenues in the first quarter. Because our operating costs are more ratably spread throughout the year, the impact of this seasonality on our operating income may result in significant fluctuations in our financial performance.

OUR ADVERTISING CONTRACTS ARE TERMINABLE ON SHORT NOTICE.

         A significant number of our contracts to sell advertising are terminable upon notice of 15 days or less. These advertising clients may choose to discontinue their advertising at any time and for any reason. The termination of our advertising contracts by our significant advertising clients or by a significant number of smaller clients could adversely affect our business, results of operations and prospects.

WE FACE COMPETITION FROM MANY SOURCES THAT COULD ADVERSELY AFFECT OUR BUSINESS AND OUR PROSPECTS.

         The television broadcasting and cable industry is highly competitive. Our owned and operated television stations face competition for audience share and advertising revenue from other Spanish-language and English-language television broadcasters. We also face competition from cable television operators, wireless cable systems, direct broadcast satellite systems, telephone company video systems, Spanish-language and English-language radio broadcasters and other media including newspapers, magazines, computer on-line services, movies and other forms of entertainment and advertising. Many of our competitors have greater financial and other resources than we have.

         Technological innovation and the resulting proliferation of programming alternatives, such as independent broadcast stations, cable television and other multi-channel competitors, pay-per-view and VCRs have fragmented television viewing audiences and subjected television broadcast stations to new types of competition. During the past decade, cable television and independent stations have captured an increasing market share and overall viewer ship of general market broadcast network television has declined.

         In the Spanish-language television broadcast market, we face significant competition from Univision Communications, Inc. and Telemundo Group, Inc. Both Univision and Telemundo operate Spanish-language broadcast networks in the U.S. and both have substantially greater audience shares than we have. In each of the markets where we own and operate television stations for our Spanish language network, our station competes directly with one or both of a full-power Univision or Telemundo station. In addition, these competing Univision and Telemundo stations have operated in their markets longer than our stations. Univision also owns Galavision, a Spanish-language cable network that is reported to serve approximately 2.5 million Hispanic subscribers, representing approximately 55% of all Hispanic households that subscribed to cable television in 1999. Both Grupo Televisa, S.A. de C.V., or Televisa, and Corporation Venezolana de Television, C.A, or Venevision, have entered into long-term contracts to supply Spanish-language programming to the Univision and Galavision networks. Televisa is the largest supplier of Spanish-language programming in the world. Through these program license agreements, Univision has the right of first refusal to air in the U.S. all Spanish-language programming produced by Televisa and Venevision. These supply contracts currently provide Univision with a competitive advantage in obtaining programming originating from Mexico and in targeting U.S. Hispanics of Mexican origin, our target audience.

         Further, a number of our stations also face competition in their individual markets from various independent Spanish-language television stations.

         We also compete with English-language broadcasters for Hispanic viewers, including the four principal English-language television networks, ABC, CBS, NBC and Fox, and, in certain cities, the UPN and WB networks. In addition, most of these networks, and other English-language networks, have begun producing Spanish-language programming and simulcasting certain programming in English and Spanish. Several cable programming networks, including HBO, ESPN and CNN, provide Spanish-language services as well. There can be no assurance that current Spanish-language television viewers will continue to watch Spanish-language programming rather than English-language programming or Spanish-language simulcast programming. Increased competition for viewers and revenues may materially adversely affect our financial condition or future results of operations.

         We intend to focus our Spanish-language television network on Mexican Hispanics because we believe that our competitors, principally Univision and Telemundo, are focusing their networks on other Hispanic ethnic groups. However, each of Univision and Telemundo has a larger network and greater financial, programming and other resources than we have, and they may, at any time, attempt to change the focus of their networks to Mexican Hispanics. The successful penetration of this market segment by Univision, Telemundo or any other existing or potential competitor could harm our business and prospects.

OUR INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION, WHICH MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

         The television broadcasting industry is subject to extensive and changing governmental regulations. These regulations require that each television broadcaster must operate in compliance with a license issued by the FCC. Each of our television stations operates pursuant to one or more licenses issued by the FCC that expire at different times. We must apply to renew these licenses, and third parties may challenge those applications. Although we have no reason to believe that our licenses will not be renewed in the ordinary course, there can be no assurance that our licenses will be renewed. In addition, the FCC must consent to any assignment or transfer of control of a station's licenses. Our inability to obtain FCC consent for the transfer of the licenses of any station we seek to acquire in the future (including those stations we have agreed to acquire) will adversely affect our growth strategy. The FCC's failure to renew our existing licenses or to consent to the transfer of licenses for stations we may seek to acquire would harm our business and results of operations.

         The FCC recently adopted regulations and standards requiring television broadcasters to provide digitally transmitted television signals by 2002 and to cease providing analog transmissions by 2006. The digital signal regulations and timeline that have been adopted and enacted by the FCC more strictly apply to full-power stations. However, we anticipate that the FCC will enact regulations and standards requiring low-power stations to transmit a digital signal in the near future. Although our network is already capable of transmitting its broadcasts by digital signals, our owned or operated stations and the stations we have agreed to acquire have not completed the conversion. We expect to incur significant capital expenditures to enable these stations to broadcast a digital signal. These costs may not be offset by increased revenues.

         Nineteen (19) of our 22 stations are classified by the FCC as "low-power" stations. Both low-power and translator stations generally operate at significantly lower levels of power than full-power stations. Under FCC rules, these stations operate on a secondary basis, and, therefore, are subject to displacement in order to license a full-power station. In addition, the FCC has acknowledged that channel allotment for digital broadcast stations may displace low power television stations, particularly in larger television markets. The displacement of one or more of our low power stations by full power stations would adversely affect our business. The FCC has established a Class A status to protect lower power TV stations. We have filed for Class A status for eight LP stations to protect them from displacement.

NEW FCC REGULATIONS COULD HARM OUR ABILITY TO OBTAIN CABLE CARRIAGE FOR OUR STATIONS' DIGITAL BROADCAST SIGNALS.

         Pursuant to the must-carry provisions of the Cable Television Consumer Protection and Competition Act of 1992, a broadcaster may demand carriage of its broadcast signal, on a specific channel, on cable systems within its market. Our television stations rely on must-carry rights to obtain cable carriage of their analog broadcast signals. The FCC has initiated a rulemaking proceeding to determine whether the current must-carry obligation applies only to the carriage of analog television signals or whether it also requires cable systems to carry digital broadcast signals during and after the transition from analog to digital broadcasting. It is currently unclear what, if any, digital must-carry rights television broadcast stations will have during and after the transition. The FCC's failure to adopt digital must-carry rights could harm our ability to obtain cable carriage for our digital operations.

MOST OF OUR EXECUTIVES ARE NEW TO THE COMPANY AND INTEGRATING OUR MANAGEMENT TEAM MAY INTERFERE WITH OUR OPERATIONS.

         Most of our executive officers have recently joined us. Our chief executive officer and chief operating officer assumed their positions in February 2001 and our interim chief financial officer joined the Company in March 2001. To become integrated into the Company, these individuals must spend a significant amount of time developing interpersonal relationships, learning our business model and establishing a management system, in addition to their regular duties. The integration of our management team and other new personnel has resulted and may continue to result in disruptions of our ongoing operations. In addition, although many of our senior management team have experience in the Spanish language television broadcasting industry, Spanish language program production, and Spanish language advertising sales, only a minority of our management team has experience in operating a Spanish language network. This lack of experience among all of our management may hurt our efforts to implement our strategy.

OUR INABILITY TO HIRE AND RETAIN KEY PERSONNEL THAT ARE IN LIMITED SUPPLY WILL IMPAIR OUR BUSINESS AND GROWTH.

         We depend on the services of our senior management, station managers and other key personnel. In addition, the success of our growth strategy depends in part on our ability to attract and retain qualified managers and personnel for newly acquired stations. Experienced and qualified managers and other personnel (especially bilingual employees) are in limited supply, and we may need to pay higher compensation than we expect to pay to attract and retain these individuals. The loss of the services of our executive officers, managers and key personnel, or our inability to hire new managers and personnel, could materially adversely affect our business and results of operations.

OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW MAY HINDER A THIRD PARTY FROM ACQUIRING US, DESPITE THE POSSIBLE BENEFIT TO OUR STOCKHOLDERS.

         Certain provisions of our certificate of incorporation and Delaware law could hinder a third party from acquiring us, even if doing so would benefit our stockholders. For example, our certificate of incorporation permits our board of directors to issue one or more series of preferred stock which may have rights and preferences superior to those of our common stock. The ability to issue preferred stock could have the effect of delaying or preventing a third party from acquiring us. In addition, Section 203 of the Delaware General Corporation Law limits future business combination transactions with stockholders owning 15% or more of our common stock if our board of directors has not approved the transactions. These provisions could discourage takeover attempts and could adversely affect the price of our common stock.

WE HAVE ENGAGED IN A SUBSTANTIAL NUMBER OF BARTER TRANSACTIONS THAT WE MAY BE UNABLE TO RECOGNIZE AS REVENUES.

         We have historically engaged in a substantial number of barter transactions, and we expect to continue to enter into barter transactions in the future. Barter transactions consist of arrangements in which we exchange advertising time on our networks for programming, advertising on other forms of media, or other services. Under current accounting rules and our revenue recognition policy, we may not report these barter transactions as revenue unless we are able to measure reliably the cash value of these transactions. For the value of our barter transactions to be measured reliably, we must conduct a sufficient number of cash-only transactions that are similar to the barter transactions in scope, size and prominence of the advertising time sold. To date, we have not reported any barter transactions as revenue. Our inability to measure reliably the cash value of our barter transactions in the future would prevent us from including the value of the bartered advertising time in our revenues. In addition, because barter transactions do not generate cash, we may not be able to fund our operations if we are unable to increase our cash revenues.

         The accounting practice of recognizing barter transactions as revenue if the value of those transactions can be reliably measured has recently come under increased scrutiny by the Securities and Exchange Commission. If the current accounting policies change, we may be unable to recognize revenue from barter transactions even if we can reliably measure the value of those transactions. Our inability to recognize revenues from these transactions will decrease our revenues and possibly the price of our common stock.

THE PRICE OF OUR COMMON STOCK MAY BE EXTREMELY VOLATILE.

         The market price of our common stock has been and may continue to be highly volatile, as has been the case with the securities of many other small capitalization companies. Additionally, in recent years, the securities markets have experienced a high level of price and volume volatility and the market prices of securities for many companies (particularly small capitalization companies) have experienced wide fluctuations which have not necessarily been related to the operating performances or underlying asset values of those companies. There can be no assurance as to the prices at which our common stock will trade in the future, although they may continue to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

         *        The depth and liquidity of the markets for our common stock;
         * Investor perception of us and the industry in which we participate; and
         *        General economic and market conditions.

FUTURE SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

         Approximately 107,353,689 shares of our common stock were issued and outstanding as of March 23, 2001. Of these shares, 70,000,000 were issued in the middle of December 1999 in connection with the merger of Hispano with and into us, while 10,000,000 were issued by the end of January 2000 in connection with a private placement of our securities. We believe that all of these 80,000,000 shares are "restricted securities" as that term is defined in Rule 144 promulgated under the Act. (We also have other outstanding restricted securities in much lesser numbers.) Rule 144 provides in general that a person (or persons who shares are not aggregated) who has satisfied a one year holding period, may sell within any three month period, an amount which does not exceed the greater of 1% of the then outstanding shares of our common stock or the average weekly trading volume during the four calendar weeks before such sale. All of these 80,000,000 restricted shares have been outstanding for over one year and thus have been eligible for sale under Rule 144. We believe that only a comparatively small number of these shares have thus far been sold. However, the holders of more than 9,500,000 of these restricted shares have indicated to us that they may seek to sell all or some portion of this number of shares in the near future. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of ours and who have beneficially owned the shares for a minimum period of two years. We believe that none of the 10,000,000 shares privately placed in January 2000 are held by affiliates of ours. Accordingly, we expect that all of these 10,000,000 shares will be freely tradable after January 2002. However, we believe that most of the 70,000,000 shares issued in connection with the Hispano merger are held by persons who are now affiliates of ours and must (by law) be sold subject to the volume limitations of Rule 144 described above, thus restraining the number of shares that can be sold in any period of time. Nevertheless, we have granted registration rights with respect to 45,049,501 of these restricted shares. All of these registration rights are of the type known as "piggy back" registration rights, meaning that the holder thereof has a right to have their shares registered only when we are undertaking a registration on our own initiative and in this connection the holder has the right to "piggy back" onto this registration and include their shares in the registration. If these shares are ever registered, they will be freely tradable and may be sold without regard to the volume limitations or holding periods under Rule 144. Even if these shares were never registered, they could become freely tradable after December 2001 by any holder who is no longer an affiliate of ours. The sale of these 80,000,000 or any other restricted shares may, in the future dilute an investor's percentage of freely tradable shares and may depress the price of our common stock. Also, if substantial, such sales might also adversely affect our ability to raise additional equity capital.

A PROPOSED DELISTING BY NASDAQ COULD ADVERSELY AFFECT THE PRICE AND LIQUIDITY OF OUR COMMON STOCK.

         The Nasdaq National Market requires that for a company to be listed on Nasdaq, it must maintain a minimum bid price of $1.00. Because our common stock has not attained a bid price of at least $1.00 for the last 30 consecutive trading days, Nasdaq has notified us that before June 7, 2001 the bid price of our common stock must be at least $1.00 for a minimum of 10 consecutive trading days. Failure to do so could cause our stock to be delisted by Nasdaq. In addition, our net tangible assets (Total Assets - Total Liabilities - Goodwill) are less than the minimum required to be listed on Nasdaq which could also lead to our stock being delisted. Should our stock be delisted by Nasdaq, the liquidity and the volume of shares traded of our stock, the price, and the bid/ask spread could be adversely affected.

WE HAVE NEVER PAID CASH DIVIDENDS ON OUR COMMON STOCK AND DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

   We have never paid cash dividends on our common stock, and our board of directors does not anticipate paying cash dividends in the foreseeable future. We are restricted from declaring and paying dividends by virtue of certain loan agreements into which we have entered. Even if we were not so restricted, we currently intend to retain future earnings to finance the growth of our business. Therefore, it is unlikely that you will receive any funds from your investment in our common stock without selling your shares. There can be no assurance that you will receive a gain on your investment when you sell your shares or that you will not lose the entire amount of your investment.

                                    OVERVIEW

         Hispanic Television Network, Inc. (the "Company") owns and operates two television networks, a Spanish-language television network named "Television Hispana" or HTVN, and a general market, family-oriented English-language television network called "American Independent Network" or AIN. We are primarily focusing on the development of HTVN, while exploring how to best position AIN in future business strategies.

         We were formed as a Delaware corporation on December 11, 1992 under the name "Strictly Business, Inc." We changed our name to "American Independent Network, Inc." on September 16, 1993. During July 1998, we became a reporting company under the rules and regulations of the U.S. Securities and Exchange Commission. On December 15, 1999, Hispano Television Ventures, Inc., a Texas corporation formed on February 24, 1998 ("Hispano"), merged with and into us. In connection with this merger, we adopted our current corporate name and our current focus on developing HTVN.

         During most of fiscal 2000, we focused on expanding HTVN through acquisitions. In this connection, we completed one acquisition of a production company, Televideo, Inc., acquired KVAW in Eagle Pass, Texas, and entered into a number of letters of intent to acquire television stations. Although we still intend to acquire full-power stations in major Hispanic markets, in view of the difficulty we have encountered in raising the necessary capital for the acquisitions we are presently focusing on expanding our distribution by increasing the number of affiliate stations that broadcast our programming, and by entering into agreements with cable companies to carry our programming. Affiliations are much less capital intensive and typically require significantly less working capital to begin operations. Because of the change in our expansion strategy, station acquisition deposits totaling $4,725,125 were forfeited at the end of 2000.

         Near the end of fiscal 2000, we experienced critical liquidity needs resulting from the following factors:

         *        an inability to obtain funds from the public markets due to the significant downturn in the capital markets;
         *        a lack of ability to enter into a strategic partnership due to a drop in merger and acquisition activity resulting from the capital markets downturn;
         * an inability to complete a structured financing on acceptable terms to us; and
         *        incurring substantial operating losses.

         The Company has insignificant revenues under contract for fiscal 2001, and has severe liquidity concerns that impair its ability to meet its current operating cash flow requirements in the near term. As of April 12, 2001, the Company has less than $10,000 in cash available to meet its operating cash requirements and has a weekly dependence on emergency funding. On April 12, 2001 the Company received $125,000 in funding, the terms of which have not been finalized, from a related party. The proceeds were used to fund current payroll. The company needs $180,000 exclusive of scheduled debt repayments by April 20, 2001 and requires a net cash inflow of approximately $900,000 per month exclusive of scheduled debt repayments to meet its current obligations as they become due. If the Company fails to meet these obligations as they become due, they will lose the ability to broadcast its signal and will, for all intents and purposes, cease to be a viable entity. These expected operating losses, coupled with an acute lack of liquidity cause immediate substantial doubt about the Company's ability to continue operations. The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity. However, no financing arrangements are currently under contract and there are no assurances that the Company can obtain adequate financing. The Company has not determined its course of action should financing not be raised. As discussed below, the Company has approximately $7.3 million of indebtedness due April 17, 2001. While the Company is seeking an extension of this maturity date because of its inability to repay the indebtedness, failure to secure an extension could lead to the immediate demand for payment. Such a demand would likely cause a cessation of operations or force the Company to seek bankruptcy protection.

         If we are able to obtain the financing required to remain in business, which may or may not occur, to eventually achieve operating profits will require substantially increasing revenues and drastically reduced expenses from their current levels. Previous management intended to build the network and then generate network sales. Current management has taken the revised approach to generate local advertising sales for Company owned and operated stations, plus secure network advertising at the best available rate. Management intends to increase rates as stations are added to the network. In addition, current management has agreed to accept up to three hours each day of paid programming, a source of revenue that was not previously incorporated in the business plan. This increased focus on generating advertising is expected to have a significant positive affect upon our sales. In addition, the Company has added a focus to secure carriage agreements with cable and digital distribution companies. Securing distribution on a cable system can have the dual benefit of not only increasing viewership (and thus making us more attractive to advertisers), but many agreements with cable companies also provide revenue to the network in the form of subscriber fees.

         Assuming we obtain the required financing to remain in business, our future operating results depend upon a number of factors, including the strength of the national economy, the local economies where our stations and affiliates are located, the amount of advertising dollars spent - especially the amount of advertising spent for television, and the amount of advertising directed toward the Hispanic population. Our ability to attract the available advertising dollars is dependent upon our station's audience rating, our ability to provide interesting programming, local market competition from other television stations and other advertising media, and our ability to attract and retain television stations to carry our broadcast.

         On the expense side, we have reduced our recurring monthly expenses in almost every expense category, especially in the areas of payroll and programming where we have been able to realize some immediate cost reductions. Additionally, the current management has restructured the sales department and attracted sales people with experience selling advertising time on low-power stations as well as restructuring compensation for sales executives and managers from a salary based compensation to more of a commission based compensation. This change in policy will tie salesperson compensation directly to results.

         In January 2001 we secured financing from a consortium of investors. The terms of this financing obligated the investors to purchase, for an aggregate investment of $1,500,000, a total of 6,000,000 shares of our common stock ("Shares") and warrants ("Warrants") to purchase 1,500,000 additional Shares at a per-Share purchase price of $1.00. The Warrants may be exercised for one year after they are issued. The terms of the financing also obligated the investors to make 10 additional periodic purchases occurring 30 days apart each involving 1,000,000 additional Shares and 500,000 additional Warrants. However, after making the initial purchase of 6 million shares and 1.5 million warrants for $1.5 million, the investors failed to make the required subsequent purchases and this agreement was terminated on March 30, 2001.

         In conjunction with the financing provided by the consortium of investors, we have modified our existing debt financing arrangement provided by Goff Moore Strategic Partners, L.P. and a number of other private investors (collectively "GMSP"). The number of Shares with respect to which GMSP will be granted warrants was modified, as was the floor and the ceiling of the exercise price that such warrants will feature. The original maturity date of January 31, 2001 was extended to March 31, 2001 in conjunction with the initial purchase of 6 million Shares and 1.5 million Warrants by the consortium of investors for $1.5 million. This maturity date was to be automatically extended with each additional periodic purchase by the consortium of investors. However, when the consortium of investors failed to make their first periodic payment, the maturity date on the credit facility had to be extended. There has been an understanding in principal between the Company and GMSP on an additional amendment to the lending agreement which extends the terms of the loan. This understanding has been committed to a written document which is awaiting final review and execution by the parties. An agreement was signed on April 12, 2001 extending the maturity date to April 17, 2001. An amendment to extend the maturity to August 31, 2001 is currently being negotiated. If we are unable to agree to terms and extend the maturity of this indebtedness, the lenders would be in a position require immediate repayment. As of April 12, 2001 the outstanding principle balance is $7,304,068.

         In addition, we established an additional debt financing arrangement with a group of private lenders in February 2001. The principal amount borrowed under this additional debt financing arrangement totaled $1,395,000. The outstanding principal amount bears interest at a rate of 12% per annum. All interest and principal is due and payable upon the first to occur of July 5, 2001 or the closing of an offering of either of our equity or debt securities, provided that the amount raised in the offering equals or exceeds $15 million. This additional debt financing arrangement is secured by certain specific assets of ours. In connection with this additional debt financing arrangement, the lenders were issued (for each $1.00 loaned) a warrant to acquire one Share, at any time within two years after the date of the related loan agreement, at a per-Share exercise price of $.75. In addition, the lenders were issued four shares of our restricted common stock for each $1.00 of debt financing.

         On October 12, 2000, we entered into a letter of intent providing for a strategic arrangement with Cubico.com, Inc., a Latin-based Internet portal. This strategic arrangement was conditional upon the satisfaction of numerous conditions and was to be completed by December 31, 2000. These conditions have not been satisfied As called for in the agreement, even though the agreement was not completed, we are currently running advertisements for Cubico.com and have a link to Cubico.com on our website. Cubico.com has a link to our website and we are promoted on Cubico.com. Negotiations are underway with Cubico to modify the arrangement.

              THE MEXICAN ORIGIN AND HISPANIC MARKET OPPORTUNITIES

         Our HTVN network targets those markets with the largest Mexican origin and Hispanic population in the United States. We believe that these markets have significant potential for the following reasons:

                  The Mexican origin and Hispanic populations are growing rapidly. The Census Bureau estimates that the U.S. Hispanic population is growing at approximately six times the rate of the non-Hispanic population. Mexican Hispanics represent the largest segment of this rapidly growing group, or 65.2% (nearly 21.0 million people as of March 1998). Hispanics are projected to become the largest minority group in the U.S. by 2005 and the second largest Spanish-speaking population in the world by 2010.

                  Advertisers are spending more money on
         Spanish-language television advertising. In 1999, advertisers spent approximately $1.08 billion on Spanish-language television advertising. Spanish-language advertising expenditures are growing at more than twice the rate of overall U.S. advertising expenditures. From 1992 to 1998, expenditures on advertising geared toward Hispanics grew at a compound annual rate of 15% (from $730 million to $1.7 billion). Although this segment has experienced significant growth, we believe that it will continue to experience further growth since the expenditures are still disproportionately low given the size and spending power of the Hispanic market. We also believe that major advertisers have found that targeting the growing Hispanic market through Spanish-language media outlets has proven to be successful and cost effective.

                  An advertising share gap exists in the Hispanic market. We intend to take advantage of the gap between Hispanic media usage and advertising on Hispanic media. Although Hispanics currently represent approximately 12% of the U.S. population and account for 6.3% of U.S. consumer expenditures, advertising dollars spent in Hispanic media outlets account for approximately only 1% of the $200 billion spent annually on advertising in the United States. As the share of advertising spending on Hispanic media expands to levels consistent with the magnitude of the Hispanic market, we expect to gain an increasing share of Hispanic advertising revenues.

                  Mexican Hispanics are an attractive target for television advertisers. The increasing buying power and youthful demographics of Mexican Hispanics makes them an attractive target for television advertisers. It is estimated that the Hispanic population will spend an estimated $457.8 billion (or 8.2% of all U.S. consumer spending) in 2000 on consumer goods and services, an increase of 15% since 1990. That amount is expected to increase to $965.3 billion (or 12% of all U.S. consumer spending) by 2010, outdistancing the expected growth in total U.S. consumer spending by up to five times for the comparable period. Furthermore, Mexican Hispanics tend to be on average younger (average age of 27.5) and live in larger households (average size of 3.6 persons) as compared to the general population, leading Hispanic households to spend on the average more on consumer goods and services than other U.S. households. Annual spending by the average U.S. Hispanic household exceeds that of the average U.S. household by 28% on food consumed at home, 100% on children's clothing, 35% on footwear, 11% on phone service and 23% on cleaning products. We expect that Mexican Hispanics, and all Hispanics generally, will continue to account for a disproportionate share of growth in spending in many consumer categories as their population and disposable income increase.

                  Mexican Hispanics are under-served by existing Spanish language broadcasters. Though the largest and most demographically attractive segment of the Hispanic population, we believe that the Mexican Hispanic population has historically been and continues to be under-served by existing Spanish language broadcasters. The majority of the programming available on our competitor's networks features non-Mexican performers and personalities, with content often oriented towards non-Mexican Hispanic groups. Despite the fact that these programs are produced and broadcast in Spanish, their appeal to Mexican Hispanics is limited in the same sense that English-language programming produced for an audience of Britons or New Zealanders, for example, would generally be less interesting to Americans than a program in American English with American cultural themes. Proof of this dynamic is the fact that by far the most successful programs on Univision are the "novellas" or soap operas and these programs are produced in Mexico with Mexican actors.

                  The Mexican Hispanic population is highly concentrated. According to Census Bureau statistics, the Mexican Hispanic population is highly concentrated, with over 62% of all Mexican Hispanics located in the top ten markets as ranked by television advertising revenues, of which we currently serve six and have agreements in place for an additional three. This concentration allows us to reach the majority of the Hispanic population through our network in a cost-effective manner.

                  We believe that Hispanics will continue to use the Spanish language. It is estimated that the number of Hispanics in the United States who speak Spanish in the home will grow from 22.1 million in 2000 to 27.8 million in 2010. Furthermore, as an indication of the broader acceptance of the Spanish language, initiatives making Spanish as an official second language are becoming increasingly popular. For example, the State of Arizona recently introduced legislation to have Spanish declared an official language in the state. We believe that the strong retention of Spanish-language use among Hispanics indicates that the Spanish-language media have been and will continue to be an important source of news, sports and entertainment for Hispanics and thus a significant platform for our marketing and advertising initiatives.

                  Hispanic Internet usage is increasing. According to Latino Online, approximately 52% of Latino households have a computer and 50% navigate the Internet with 35% of the Hispanic Internet users controlling 45% of the market. A study by Saatchi & Saatchi established that Spanish is the second most used language on the Internet. The Hispanic
         Internet will reportedly become as important as Spanish-language TV, radio and print as an advertising medium as Spanish speakers are among the fastest growing groups of Internet users today. Spanish speaking Internet users outside the United States are expected to increase from approximately 8.3 million to 20.6 million from 1999 to 2002 despite a poor telecommunications infrastructure and low bandwidth capacity throughout Latin America. We also understand that the majority of U.S. Hispanics are bilingual and we believe that our association with Cubico.com is important to our initiative of serving young, bilingual Hispanics. We also think there are other future opportunities for serving bilingual Hispanics who watch English television and we are considering various paths to penetrating that market.

                                BUSINESS STRATEGY

         Our strategy is to provide a leading Spanish-language television network, to continue to develop and evolve into a media and programming provider, and to increase advertising revenue by utilizing the following formula:

                  Increasing our network reach through affiliates, cable distribution, and strategic acquisitions. Currently, HTVN owns, operates, or has agreements or letters of intent to acquire, or has affiliations with 22 television stations in 19 markets of which 19 stations are currently broadcasting HTVN programming in 17 markets including four of the top ten markets ranked by designated market area, or DMA. Until capital is available to renew our program of station acquisitions, we plan to increase our reach primarily by securing additional affiliates for HTVN, as well as obtaining distribution on cable systems. This is a shift in the previous strategy wherein most of our growth was expected to come through acquisition of television stations. Affiliations with television stations and obtaining distribution on cable systems requires far less capital than is required to outright purchase television stations. Certain strategic acquisitions will still be considered, subject to the available resources of the Company. Through additional affiliates, cable distribution, and limited acquisitions, we expect to be in most of the top 30 U.S. Hispanic markets.

                  Providing high-impact programming tailored to our target markets. Our strategy is to establish HTVN as the premiere Spanish-language television network in each of our markets by broadcasting programming that appeals to young, family-oriented audiences that are Hispanic in general and Mexican Hispanic in particular. Hispanics of Mexican decent represent almost 70% of all U.S. Hispanics, most of which are located in Texas, California, New Mexico, and Chicago. Our philosophy is to target the Mexican Hispanic with culturally relevant programming in heavily populated Mexican Hispanic television markets. However, we also realize that Miami and New York are major Hispanic markets and the majority of the Hispanic population in these areas are not Mexican. Therefore our strategy includes utilization of our eight-channel up-link capacity to send a customized network feed to those markets and to allow our future affiliates in those markets to insert local programming that is reflective of the cultural taste of that market. There is a vast variety of programming that does crossover to other ethnic Latino groups such as movies, news, and sports. By contrast, our competitors focus on Hispanics in a very general sense and offer the same programming content to their national audience, regardless of the demographic composition of the particular market. As part of our network programming, we broadcast Mexican baseball, classic Mexican movies, talk shows, news oriented programs, and original productions including our entertainment program, "Luz, Camara, Musica." Our programming agenda is to feature talent, movies and other content that is relative to the local Hispanic culture. We will also, upon completion of our production studio produce local emphasis programming including local news and community affairs shows and will devote at least three hours per week on our network to such programming.

                  Selling advertising to the leading Spanish-language advertisers. Our advertising sales strategy is to seek the business of Spanish-language advertisers who collectively purchase the majority of both network and national Spanish-language advertising in the United States. Our in-house sales department will generate our Network and National spot advertising sales. They will be located in all major markets that have a large concentration of advertising agencies targeting the Hispanic market, including Los Angeles, New York, Miami, Chicago, San Francisco, Dallas and San Antonio. Because our distribution is not as vast as our competitors we are offering services and opportunities that our competitors either don't offer at all or offer on a restricted basis. For example, we offer paid programming time on a much larger quantity than most of our competitors, we have also focused on partnering with advertisers to underwrite original productions and offer the clients product integration opportunities. We also are offering our clients on-air promotional opportunities and marketing opportunities including event sponsorships that are also broadcast on the network

                  Pursuing the advertising share gap opportunity. The efforts of our sales force will benefit from the use of research developed by our in-house research department identifying and targeting advertisers who either do not purchase advertising in Spanish-language broadcasting or under utilize this medium. Our strategy is to capitalize on the disparity between the percentage of U.S. consumer spending represented by the Hispanic population and the percentage of advertising dollars devoted to Spanish-language advertising by providing both another outlet for such advertising expenditures and an integrated solution in the form of a variety of platforms upon which advertisers can reach the Hispanic market.


                           TELEVISION HISPANA NETWORK

OVERVIEW

         Television Hispana or HTVN, our Spanish-language television network, is (in our belief) the only television network in the United States specifically targeted to Mexican Hispanics, who constitute the majority of the growing Hispanic population. We believe that HTVN is poised to provide a strong alternative to Univision and Telemundo with a specific target audience, and is strategically positioned to serve its target audience through a distribution plan that includes owned and operated stations, affiliated stations, cable and satellite providers and internet streaming. Currently HTVN owns or operates, has agreements or letters of intent to acquire, or has affiliations with 22 television stations in 19 markets of which 19 stations are currently broadcasting HTVN programming in 17 markets including four of the top ten markets ranked by Designated Market Area, or DMA. Several stations are operated through a local marketing agreement, or LMA, pursuant to which we control all programming, are entitled to all revenues and are liable for all expenses pending consummation of the acquisition of these stations. We broadcast our programming to a combination of full-power and low-power stations, the latter of which are generally located close to or are directed at urban areas. In addition, HTVN has signed and continues negotiations with cable and satellite providers nationally.

         HTVN broadcasts Spanish-language programming from various production companies. HTVN has also purchased Televideo, Inc., a production company in San Antonio, Texas and is currently building studios in its facilities in Fort Worth to produce exclusive original programming. Televideo has produced hundreds of episodes of Spanish language and bilingual television programming for companies including Galavision, Telemundo, and ABC, NBC, and CBS affiliates. The company also produces revenue by producing music videos for major record labels including Sony, and Capitol/EMI and produces syndicated programming and concert events.

OWNED AND OPERATED STATIONS AND AFFILIATES

         The following table lists information concerning those stations that we own or operate or have agreements to acquire and their respective markets:

---------------- ---------- ---------------- --------    ----------------------------- ------------------------- ---------------
                                                              POPULATION IN MARKET        POPULATION AS A % OF    % OF HISPANIC
                                                                 (IN THOUSANDS)                TOTAL DMA         POPULATION THAT
                                                                                                                    IS MEXICAN
---------------- ----------------------- --------------- -------------- -------------- ---------- -------------- ---------------
    RANK BY        DMA MARKET SERVED       STATION(S)       HISPANIC        MEXICAN     HISPANIC      MEXICAN
   HISPANIC                                                POPULATION     POPULATION   POPULATION   POPULATION
  POPULATION
---------------- ----------------------- --------------- -------------- -------------- ---------- -------------- ---------------
       1              Los Angeles             KJLA            6,333          4,935        39.5%       30.8%           77.9%
---------------- ----------------------- --------------- -------------- -------------- ---------- -------------- ---------------
       7           San Antonio/Eagle         K52EA            1,098          1,006        54.4%       49.8%           91.7%
                   Pass/Uvalde/Del          KSAA LP
                      Rio/Carrizo            KVAW
                        Springs              KSPG
                                             KTRG
                                             KNHB
---------------- ----------------------- --------------- -------------- -------------- ---------- -------------- ---------------
       9           Harlingen/McAllen/      K64FM & KSTI        845             803       88.3%        83.8%           95.0%
                     Brownsville             KTVP56
---------------- ----------------------- --------------- -------------- -------------- ---------- -------------- ---------------
      10               Phoenix                KCOS             741             650       19.8%        17.4%           87.7%
                                             KTVP56
---------------- ----------------------- --------------- -------------- -------------- ---------- -------------- ---------------
      11              San Diego               K61GH            772             661       38.6%        33.0%           85.6%
---------------- ----------------------- --------------- -------------- -------------- ---------- -------------- ---------------
      20             Corpus Christi           KWDT             338             310       60.9%        55.9%           91.7%
---------------- ----------------------- --------------- -------------- -------------- ---------- -------------- ---------------
      26               Las Vegas              KKJK             244             161       18.3%        12.1%           66.0%
---------------- ----------------------- --------------- -------------- -------------- ---------- -------------- ---------------
      28                Laredo                KLMV             199             190       94.9%        90.5%           95.5%
---------------- ----------------------- --------------- -------------- -------------- ---------- -------------- ---------------
      49                 Reno                 KRRI              62              58       10.4%         9.7%           93.5%
---------------- ----------------------- --------------- -------------- -------------- ---------- -------------- ---------------
      55             Oklahoma City           KTOU LP            76              58        4.8%         3.7%           76.3%
                                              KLHO
---------------- ----------------------- --------------- -------------- -------------- ---------- -------------- ---------------
      78               Victoria               KVTX              35              32       41.3%        38.1%           92.2%
---------------- ----------------------- --------------- -------------- -------------- ---------- -------------- ---------------
      80                Tulsa                 KTZT              34              22        2.7%         1.8%           64.7%
---------------- ----------------------- --------------- -------------- -------------- ---------- -------------- ---------------
      88          Beaumont/Port Arthur        K09VO             24              18        5.3%         4.1%           75.0%
---------------- ----------------------- --------------- -------------- -------------- ---------- -------------- ---------------
      98                Memphis               W57CG             21              18        1.2%         1.1%           86.3%
---------------- ----------------------- --------------- -------------- -------------- ---------- -------------- ---------------

Sources: Claritas, 2000; Neilsen Media Research, 2001; and SRDS Hispanic
         Media and Market Source, 2000, US Census Bureau

MARKETS SERVED

         During 2000, we entered into operating agreements and affiliate arrangements which significantly increased our market coverage. These additions included adding affiliates in Los Angeles and San Diego (the no. 1 and no. 11 Hispanic television markets, respectively), and securing an operating agreement that increased our coverage in Harlingen/Brownsville (the no. 9 Hispanic television market), as well as several other markets. The stations we own, operate, or are affiliated with are as follows:

         LOS ANGELES. HTVN's affiliate television station KJLA serves the Los Angeles area. This market has a population of 16.0 million of which 4.9 million are Mexican Hispanic, or 77.9% of all Hispanics in these markets. KJLA became an HTVN affiliate in October 2000.

         SAN ANTONIO. HTVN's television stations K52EA, KSAA LP, KVAW, KSPG, KTRG and KNHB serve the San Antonio market, which also includes Eagle Pass, Uvalde, Del Rio and Carrizo Springs. Combined, these markets have a total population of over 2.0 million, of which 1.0 million are Mexican Hispanic, or 91.7% of all Hispanics in these markets. We acquired KSAALP in November 1999, and KVAW in February 2000. We assumed operations of K52EA, KSPG, KTRG and KNHB in January 2000.

         HARLINGEN/MCALLEN/BROWNSVILLE. HTVN's television stations KSTI and K64FM serve the Harlingen, Brownsville, and McAllen markets. These markets have a combined population of 957,667, of which 802,621 are Mexican Hispanic, or 95.0% of all Hispanics in these markets. We assumed operations of KSTI in January 2000 and of K64FM in September 2000.

         PHOENIX. HTVN's television stations KCOS and KTVP56 serve the Phoenix market. This market has a population of 3.7 million, of which 650,045 are Mexican Hispanic, or 87.7% of all Hispanics in these markets. We assumed operations of KCOS in January 2000.

         SAN DIEGO. HTVN's affiliate station in San Diego is K61GH. This market has a population of 2.0 million, of which 661,108 million are Mexican Hispanic, or 85.6% of all Hispanics in this market. K61GH affiliated with HTVN in August 2000.

         CORPUS CHRISTI. HTVN's television station KWDT serves the Corpus Christi market, which has a population of 555,093, of which 310,130 are Mexican Hispanic, or 91.7% of the total Hispanic population in the Corpus Christi DMA. In January 2000, we assumed operations of K13WD and subsequently merged it with KWDT to increase station power.

         LAS VEGAS. HTVN's television station KKJK serves the Las Vegas market, which has a population of 1.3 million, of which 160,549 are Mexican Hispanic, or 66.0% of the total Hispanic population in the Las Vegas DMA. In September 2000, we assumed operations of KKJK.

         LAREDO. HTVN's television station KLMV serves the Laredo market, which has a population of 209,501, of which 189,514 are Mexican Hispanic, or 95.5% of the total Hispanic population in the Laredo DMA. We assumed operations of KLMV in May 2000.

         RENO. HTVN's affiliate station in San Diego is KRRI. This market has a population of 595,004, of which 10,560 are Mexican Hispanic, or 71.0% of all Hispanics in this market. KRRI affiliated with HTVN in May 2000.

         OKLAHOMA CITY. HTVN's television stations KTOULP and KLHO serve the Oklahoma City, Norman and Enid markets. Combined, these markets have a total population of 1.6 million, of which 58,381 are Mexican Hispanic, or 76.3% of the Hispanic population in this DMA. We acquired KTOULP in May 1999 and assumed operations of KLHO in January 2000.

         VICTORIA. HTVN's affiliate station in Victoria is KVTX. This market has a population of 84,600, of which 32,214 are Mexican Hispanic, or 92.2% of all Hispanics in this market. KVTX affiliated with HTVN in July 2000.

         TULSA. HTVN's television station KTZT serves the Tulsa market, which has a population of 1.3 million, of which 22,346 are Mexican Hispanic, or 64.7% of the Hispanic population. We assumed operations of this station in January 2000.

         BEAUMONT. HTVN's television station K09VO serves the Beaumont and Port Arthur markets with a population of 445,315, of which 18,124 are Mexican Hispanic, or 75.0% of the Hispanic population. We acquired this station in April 1999.

         MEMPHIS. HTVN's affiliate station in Memphis is W57CG. This market has a population of 1.7 million, of which 18,120 are Mexican Hispanic, or 86.3 % of all Hispanics in this market. W57CG affiliated with HTVN in July 2000.

PROGRAMMING

         HTVN broadcasts Spanish-language programming 24 hours a day, seven days a week.

         We designed our programming to appeal to Mexican Hispanics in particular and Hispanics in general. We believe that we achieve this goal by the following:

                  We provide tailored content. We broadcast programming designed to appeal to the Mexican Hispanic population, including Spanish-language news, movies, variety shows, family and talk shows (such as Agua y Chocolate). We will also provide and produce local interest segments, such as community affairs shows. Furthermore, we will strive to tailor our programming to reflect the majority segment of the Hispanic populations in the U.S..

                  We have secured rights to Spanish-language programming. In order to provide quality Spanish-language programming, we have entered into arrangements with various third party producers. Currently we are negotiating the terms of a programming agreement with CNI Mexico. Pending execution of this agreement, CNI will grant us the exclusive rights to broadcast all of its Spanish-language production in the U.S., which includes news, variety shows, talk shows, documentaries, and family programming.

                  We intend to produce original programming. HTVN will differentiate itself from all other Spanish language networks by producing original television programming that is relevant to, and reflective of, the Mexican community's lifestyle. This programming will connect with viewers on emotional, familial, and cultural levels. The Hispanic community will embrace our original programming as the only programming available that realistically appeals to Mexicans and other Hispanics in the United States.

         HTVN intends to accomplish this by utilizing our state-of-the-art digital production studios in Fort Worth, Texas (once it is completed) and through our recently acquired production company, Televideo, Inc., located in San Antonio, Texas. The facilities will produce on-air promotions, interstitial, and creative services for the network. Televideo has been producing programming, music videos, marketing videos, and other video and film projects since 1990 and will continue to do so for HTVN and other clients. Former and current customers of Televideo include Telemundo, Univision, CMT International, Sony Discos, EMI Latin, Bromley Communications, Creative Civilizations, Hispanic Broadcasting Corporation, and many other prestigious companies. Televideo's offices and studios are located in the historical 110 Broadway building of San Antonio and some of the original programs currently in production are "Luz", "Camara Musica", and "Entre Tu y Yo." Each of these programs is designed to fill a specific need on our programming grid to reach and connect with our core viewers.

         The in-house production of original programming is a critical component in being embraced by our viewers but it also represents substantial savings to our programming budget. HTVN expects to save millions of dollars each year in production expenses by utilizing our talented staff of producers, videographers, writers, editors, lighting and audio engineers, and directors to produce these programs. Plus, HTVN will offer advertisers commercial production services to compliment their paid advertising schedules.

A typical 24 hour schedule during the week of network programming is as follows:


-----------------------------------------------------------------------------------------------------------------------------------
           M O N D A Y   T U E S D A Y   W E D N E S D A Y   T H U R S D A Y   F R I D A Y   S A T U R D A Y   S U N D A Y

-----------------------------------------------------------------------------------------------------------------------------------
    C          19             20                21                 22              23              24               25          C
-----------------------------------------------------------------------------------------------------------------------------------
  6:00A                                   "Vida Hispana"                                      VIDA HISPANA     VIDA HISPANA   6:00A
-----------------------------------------------------------------------------------------------------------------------------------
  6:30A                                            Bandazo Musical                            G                  La Paloma    6:30A
-----------------------------------------------------------------------------------------------------------------------------------
  7:00A                                           LA FE QUE AGRADA                             Muchachos       G- Laberinto   7:00A
                                                                                                               De Pasiones
                                                                                                                    003-125
-----------------------------------------------------------------------------------------------------------------------------------
  7:30A                                                                                       Impacientes                     7:30A
-----------------------------------------------------------------------------------------------------------------------------------
  8:00A      Mexico De    Luz Camara      Mexico De Mis        Luz Camara       Mexico De       003-136                       8:00A
            Mis Amores      Musica            Amores             Musica        Mis Amores
----------              -----------------------------------------------------------------------------------------------------------
  8:30A                                                                                      PG-                La Fe Que     8:30A
                                                                                                              Agrada A Dios
-----------------------------------------------------------------------------------------------------------------------------------
  9:00A    G             G               PG-                 PG                G-                 Campeones del Ring          9:00A
---------------------------------------------------------------------------------------------                               -------
  9:30A     Muchachos     Agapito Se      Campeones del       Un Adorable      Golondrina                                     9:30A
                             Mete             Ring
-------------------------------------------------------------------------------------------------------------               -------
  10:00A   Impacientes     en Todo                            Sinverguenza      Presumida       003-037                      10:00A
-----------------------------------------------------------------------------------------------------------------------------------
  10:30A     003-136       003-008          003-037             003-238          003-103     G                 G             10:30A
-----------------------------------------------------------------------------------------------------------------------------------
  11:00A        El Show de Toni                     El Show de Toni                           Agapito Se Mete   Dos Maridos  11:00A
                                                                                                                  Baratos
----------               ----------------                    ----------------------------------------------------------------------
  11:30A                                                                                         en Todo          004-049    11:30A
-----------------------------------------------------------------------------------------------------------------------------------
  12:00P      "Agua Y Chocolate'                                                                 003-008       G-            12:00P
----------                                                                                   --------------------------------------
  12:30P                                                                                     G- El Jinete Sin   Golondrina   12:30P
                                                                                                                Presumida
---------------------------------------------------------------------------------------------------------------             -------
   1:00P    "A Tu Salud"                                                                         Cabeza                       1:00P
-----------------------------------------------------------------------------------------------------------------------------------
   1:30P        No Confies En Nadie                                                             004-071          003-103      1:30P
-----------------------------------------------------------------------------------------------------------------------------------
   2:00P      "Bandazo Musical"                                                              PG-               PG             2:00P
----------                                                                                   --------------------------------------
   2:30P                                                                                       Muelle Rojo      Solo Por Hoy  2:30P
---------------------------------------------------------------------------------------------                               -------
   3:00P   PG Cronica    G               G                   G- Crucifico De   G- Laberinto                                   3:00P
           De
-----------------------------------------------------------------------------------------------------------------------------------
   3:30P    Un Crimen    A Sadam le      Y Tu Quien Eres         Piedra         de Pasiones     003-129           005-067     3:30P
                            Dam
-----------------------------------------------------------------------------------------------------------------------------------
   4:00P     003-064      003-005          003-263              004-040          003-125     PG                G              4:00P
-----------------------------------------------------------------------------------------------------------------------------------
   4:30P   G- Chucho el  G               PG Los Compadres    G- El Jinete Sin  PG- Imperio     Un Adorable     Vivo o Muerto  4:30P
---------------------------------------------------------------------------------------------------------------             -------
   5:00P    Remendado        Dos           Del Diablo            Cabeza            Blanco      Sin verguenza                  5:00P
                          Rancheros
                          de Cuidado
                           005-024
------------------------             ----------------------------------------------------------------------------------------------
   5:30P     004-028                       005-018              004-071          003-118        003-238           004-119     5:30P
-----------------------------------------------------------------------------------------------------------------------------------
   6:00P   PG            G               PG                  PG                PG                 Laura           Sabrina     6:00P
-----------------------------------------------------------------------------------------------------------------------------------
   6:30P   Muelle Rojo     Vivo o        Tierra De Lobos     Este Vampiro      Chantaje al     El Castillo De Ra Tim Bum      6:30P
                           Muerto                                es
----------                                                   ----------------------------------------------------------------------
   7:00P                                                        Un Tiro          Desnudo       Billy El           Capitan     7:00P
                                                                                              Deportista         Centella
-----------------------------------------------------------------------------------------------------------------------------------
   7:30P     003-129      004-119         005-072              003-120           003-052         Conan          La Maquina    7:30P
                                                                                                                Del Tiempo
-----------------------------------------------------------------------------------------------------------------------------------
   8:00P                                    "Agua Y Chocolate"                                Mexico de Mis    Luz, Camara Y  8:00P
                                                                                                 Amores           Musica
-------------------------                                    --------------------------------                               -------
   8:30P                                                                                                                      8:30P
-----------------------------------------------------------------------------------------------------------------------------------
   9:00P      "Bandazo Musical"                                                              G                 G-             9:00P
-----------                                                                                  --------------------------------------


-----------                                                                                  --------------------------------------
   9:30P                                                                                       Padre por        Angelitos     9:30P
                                                                                               Accidente         Negros
---------------------------------------------------------------------------------------------                               -------
  10:00P                                    El Show de Toni                                                                  10:00P
----------               ----------------                    ----------------------------------------------------------------------
  10:30P                                                                                         003-167           022-013   10:30P
-----------------------------------------------------------------------------------------------------------------------------------
  11:00P                     LA FE QUE AGRADA A DIOS                                                                         11:00P
-------------------------                                                      ----------------------------------------------------
  11:30P                                                                                                                     11:30P
-----------------------------------------------------------------------------------------------------------------------------------
  12:00P   G             G               PG-                 PG                G-            G                 En Concierto  12:00A
-----------------------------------------------------------------------------------------------------------------------------------
  12:30A    Muchachos     Agapito Se      Campeones del       Un Adorable       Golondrina         La Risa de la Ciudad      12:30A
                             Mete             Ring
---------------------------------------------------------------------------------------------                  --------------------
   1:00A   Impacientes     en Todo                            Sin verguenza      Presumida                     G              1:00A
-----------------------------------------------------------------------------------------------------------------------------------
   1:30A     003-136       003-008          003-037              003-238           003-103       004-097       Cuatro Noches  1:30A
                                                                                                                  con Tigo
---------------------------------------------------------------------------------------------------------------             --------
   2:00A   PG  Cronica   G               G                   G- Crucifico De   G- Laberinto  PG                                2:00A
           De
------------------------------------------------------------------------------------------------------------------------------------
   2:30A    Un Crimen     A Sadam le      Y Tu Quien Eres        Piedra         de Pasiones    Solo Por Hoy      004-041       2:30A
                             Dam
---------------------------------------------------------------------------------------------                  ---------------------
   3:00A     003-064       003-005           003-263             004-040         003-125                       G- Padre por    3:00A
                                                                                                                Accidente
                                                                                                                 003-067
---------------------------------------------------------------------------------------------------------------             --------
   3:30A   G- Chucho el  G               PG Los Compadres    G- El Jinete Sin  PG- Imperio       005-067                       3:30A
---------------------------------------------------------------------------------------------------------------             --------
   4:00A    Remendado       Dos         Del Diablo         Cabeza        Blanco     PG                                         4:00A
                         Rancheros
                         de Cuidado
                          005-024
-------------------------                -------------------------------------------------------------------------------------------
   4:30A     004-028                        005-018              004-071           003-118    Tierra De Lobos  G- El Jinete    4:30A
                                                                                                                    Sin
---------------------------------------------------------------------------------------------                  ---------------------
   5:00A         "El Show de Toni"                                                                                 Cabeza      5:00A
----------                                                                                   ---------------------------------------
   5:30A                                                                                         005-072          004-071      5:30A
------------------------------------------------------------------------------------------------------------------------------------

                          AMERICAN INDEPENDENT NETWORK

OVERVIEW

         We also own a general market, family-oriented television network, the American Independent Network or AIN, that provides programming 24 hours a day, seven days a week to more than 35 affiliate stations.

PROGRAMMING

         AIN provides general market, family-oriented programming to its affiliates. Its programming includes movies, second run television shows, events and educational programs. We currently own the rights to approximately 2,000 shows and movies. Although we have the ability to produce our own programming for AIN, we believe that we can obtain licenses to programming for less than it costs us to produce comparable programming. As a result, we have obtained licenses from third-party production companies and syndicators for the broadcast of additional programming.

         Our licensing rights agreement contains terms wherein we obtain broadcasting rights to certain identified programming and in exchange, we give the licensor advertising time during the broadcast of such programs. Generally speaking, in a thirty (30) minute program there are normally seven and one-half (7.5) minutes of commercial time, which time is allocated as follows:

         *    two (2) minutes to the licensor;
         *    two (2) minutes to our affiliate station; and
         *    three and one-half (3.5) minutes to AIN.

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

AFFILIATES

         Currently, we have over 35 affiliates nationwide. Our affiliates are comprised of both television stations and cable providers.

         Generally, we require that an affiliate broadcast a minimum of 8 hours of our programming within a 24 hour period. Approximately half of our affiliates broadcast 12 hours or more of our AIN programming.

         We grant our AIN affiliates a limited license pursuant to a license agreement. This limited license permits our affiliates to receive AIN programming via satellite transmissions and to exhibit and rebroadcast our programming. Affiliates may rebroadcast any portion of the programming received up to a maximum of two times within 24 hours of receipt. They must broadcast the programming received in its entirety at least one time between the hours of 7:00 a.m. and 1:00 a.m. Our affiliates agree that they will not preempt, cover or in any way disrupt national advertisements contained in any program or portion thereof that they broadcast with the exception of two (2) two-minute spots per hour as well as two (2) ten-second station breaks per hour. Either we or our affiliate may cancel the agreement at any time with thirty (60) days written notice.

         In exchange for providing the affiliate with programming and commercial time, we retain the remainder of the advertising time, which we sell to advertising firms and independent advertisers, or use it to barter with third-parties to acquire additional programs.

                               SOURCES OF REVENUES

         Our primary source of revenue is the sale of advertising on our networks to national advertisers and on our television stations to local and national advertisers. Our revenues are affected primarily by the advertising rates that we are able to charge on our networks and that our television stations are able to charge as well as the overall demand for Hispanic television advertising time. Advertising rates are determined primarily by:

         *    the markets covered by our networks,
         * the number of competing Hispanic television stations in the same market as our stations,
         * the television audience share in the demographic groups targeted by advertisers, and
         *    the supply and demand for Hispanic advertising time.

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

         We market our advertising time on our HTVN and AIN networks to:

         * ADVERTISING AGENCIES AND INDEPENDENT ADVERTISERS. We sell commercial time to advertising agencies and independent advertisers. The monetary value of this time is based upon the estimated size of the viewing audience; the larger the audience, the more we are able to charge for the advertising time. To measure the size of a viewing audience networks and stations generally subscribe to nationally recognized rating services, such as Nielsen. Currently, a number of AIN's affiliate stations are located in the smaller market areas of the country. Our goal is to enter into affiliate agreements with stations located in the top demographic market areas for both AIN and HTVN, in order to obtain Nielsen ratings that justify charging higher rates for our advertising time.

         * AFFILIATE STATIONS. In exchange for providing programming and advertising time to our affiliate stations, we retain advertising time and gain access to the affiliate stations' markets. In a traditional broadcasting contract, an affiliate station would retain all available advertising time, which it would then sell to outside advertisers, and the network would receive a fee from the affiliate station. However, we believe that by selling retained commercial time to outside advertisers, we are able to generate higher revenues than we would otherwise receive in fees from our affiliate stations. Advertising time is generally a component of the programming contract with affiliate stations. As a result, we are not required to separately market the advertising time to our affiliate stations.

         * PROGRAM OWNERS. We frequently give the program owner advertising time during the broadcast of such programming in exchange for the license agreement for us to air their programs. The program owner is then able to sell the advertising time directly to outside parties.

         The majority of all revenues generated come from the sale of network, national spot, and local spot advertising on our owned and operated stations.

         * NETWORK ADVERTISING. All owned and operated stations as well as affiliates have a percentage of available commercial time dedicated for "network" sales. The commercials sold on the network are broadcast simultaneously in all markets that we serve.
         * NATIONAL SPOT ADVERTISING. National advertisers have the opportunity to buy "spot" advertising in specific markets. For example, an advertising agency in New York would use spot advertising to purchase commercials in San Antonio and Oklahoma City.
         * LOCAL SPOT ADVERTISING. Advertising agencies and businesses located in a market will buy commercial air time in their respective market. This commercial time is sold in the market by a local sales force. Local spot advertising also includes event marketing. In conjunction with a spot buy the station incorporates events that may be held on the premise of a business or advertiser for the purpose of driving traffic to that place of business.

         Our in-house sales department will generate our Network and National spot advertising sales. They will be located in all major markets that have a large concentration of advertising agencies targeting the Hispanic market. The sales of our local spot advertising will be generated by the local sales staff established at each of our television stations.

         A secondary source of revenue is derived from contracts with cable companies. As a content provider, we can sell our content to cable companies. While not a source of revenue for the Company in the past, this is a potential source of additional revenues that we intend to pursue.

                                    EXPENSES

         Our most significant expenses are employee compensation, rating services, advertising and promotional expenses, engineering and transmission expenses and production and programming expenses. In some cases, we are required to incur up-front programming expenses when procuring exclusive programming usages and licenses. In almost all cases associated with up-front programming payments, the up-front payments are amortized over the applicable contract term. Historically, significant exclusive programming usages and licenses have not been procured. We will maintain tight controls over our operating expenses by centralizing our master control, network programming, finance, human resources and management information system functions. Depreciation of fixed assets and amortization of costs associated with the acquisition of additional stations are also significant elements in determining our total expense level.

         As a result of attracting key officers and personnel to HTVN, we have offered stock and stock options as an alternate form of compensation. In the event that the exercise price of the stock option is less than the fair market value of the stock on the date of grant, any difference will be amortized as compensation expense over the vesting period of the stock options.

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

                               SALES AND MARKETING

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

         These marketing efforts will be enhanced through the use of research developed by our in-house research department utilizing both qualitative and quantitative information. This research will allow the sales departments to better negotiate and price commercial inventory. The research department will further help the sales efforts by identifying and targeting advertisers who either do not purchase advertising in Spanish language broadcasting or under utilize this medium.

                                   COMPETITION

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

         Univision and Telemundo are our main competitors in the Spanish-language television market. Currently, Univision has an 84% market audience share whereas Telemundo has a 13% market audience share. Competition in the broadcast industry occurs primarily in individual markets. Most of our owned or affiliated stations compete directly with a station owned by or affiliated with Univision or Telemundo.

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

         The broadcasting industry is continuously faced with technological change and innovation and the possible rise in popularity of competing entertainment and communications media. The rules and the policies of the FCC also encourage increased competition among different electronic communications media. As a result, we may experience increased competition from other free or pay systems that deliver entertainment programming directly to consumers and this could possibly materially adversely affect our operations and results. For example, commercial television broadcasting may face future competition from interactive video and data services that provide two-way interaction with commercial video programming, along with information and data services that may be delivered by commercial television stations, cable television, direct broadcast satellites, multi-point distribution systems, multi-channel multi-point distribution systems, Class A low-power television stations, digital television and radio technologies, or other video delivery systems.

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

                  Our Ability to Broadcast in Digital. Unlike some television networks, we have a fully-digital earth station from which we broadcast our programming in digital. Although, not all of our owned or operated and affiliate stations have the ability to broadcast in digital, sending out a digital signal helps reduce our operating costs because operating a digital station requires less employees. Further, we have already borne the cost of converting our facilities to digital, unlike many of our competitors which will have to convert to digital in order to comply with FCC regulations.

                  Our Management Team Reflects our Target Audience. From our Chief Executive Officer, Emilio Gorriti, to our VP of programming, Luis Estrada, our Creative Director, Francisco Cuevas, and Gloria Elizondo, our On-air Promotions Manager, and numerous other individuals, our team is comprised of many Mexican Hispanics as well as other Hispanic individuals. We believe that the best way to understand the needs and wants of our target market is to include people that share a similar cultural background to our target audience. The nature of our management team is also reflective of our dedication to the creation of a Spanish-language television network for Mexican Hispanics. In addition and in contrast to other Spanish-language networks, we are headquartered in Texas, where over 19% of the U.S. Hispanic population resides.

                  FEDERAL COMMUNICATIONS COMMISSION REGULATION

FCC LICENSES

         Television broadcasting is a regulated industry and is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended from time to time. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The Communications Act empowers the FCC, among other things:

         *    to issue, revoke and modify broadcast licenses;
         * to decide whether to approve a change of ownership or control of station licenses;
         *    to regulate the equipment used by stations; and
         * to adopt and implement regulations to carry out the provisions of the Communications Act.

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

         The FCC has approved the assignment of the license of KTVP-LP, and, the transfer of ownership interest of KTOU-LP to Hispanic Television Network. Both of these transactions have been consummated and we have filed the appropriate consummation notices with the FCC. We have filed an application with the FCC to assign the license of KTOU-LP from Hispanic Television Network to Mako Communications, LLC. In addition, the FCC has approved the transfer of ownership interests in the licensees of KSAA-LP and KO9VO to AIN and Frederick Hoelke. These transfers have been consummated and we have filed the necessary consummation notices with the FCC. We are currently operating all of these stations.

         We have acquired the assets, including the FCC license, of KVAW-TV. The FCC has approved the assignment of this license to Hispanic Television Network. We recently purchase the real property from which KVAW-TV transmits.

          Our stations are operated under local marketing agreements. We intend to file applications requesting FCC authorization to assign these stations to HTVN in calendar 2001, although we can offer no assurances that we will file license applications for these stations during 2001. Although there can be no assurances that these pending or planned license applications will be granted, we are not aware of any facts or circumstances that would prevent such license grants.

         We have filed, or have caused to be filed, with the FCC a certificate of eligibility for Class A status for all of the eligible low-power television stations that we own or operate or have agreements to acquire. Only those stations that had filed valid certificates of eligibility for Class A status will be permitted under the FCC's rules to file applications with the FCC seeking Class A status. The FCC has issued a public notice announcing that the following low-power television stations owned or operated or subject to purchase by us are eligible to apply for Class A status:

          KCOS-LP, KWDT-LP, K52EA, KSTI-LP, KLHO-LP, KLMV-LP, KKJK-LP, and KTZT-LP.

         These eligible low-power television stations may file applications requesting Class A status within 90 days of the pending FCC public notice of the Class A filing date. The FCC is required to act on such applications within 30 days of receiving an application that is acceptable for filing. Several parties have, however, filed petitions requesting the FCC reconsider the new Class A rule. We cannot predict the outcome of these appeals. There can be no assurances that the eligible low-power television stations owned or operated or subject to purchase by us will receive Class A status.

The licenses for stations that we own, operate, or have agreements to acquire will expire as follows:

STATION LICENSE          EXPIRATION DATE(1)        FULL OR LOW POWER        UHF/VHF
---------------          ------------------        -----------------        -------
Owned
    KVAW-TV              August 1, 2006                    FP                    UHF
    KSAA-LP              August 1, 2006                    LP                    UHF
    KTVP-LP              October 1, 2006                   LP                    UHF
    KTOU-LP              June 1, 2006                      LP                    UHF
    KO9VO                August 1,2006                     LP                    VHF

Operated Under LMA Agreement
    KLMV-LP              August 1, 2006                    LP                    UHF

Operated Under LMA and Purchase Agreement
    K52EA                August 1, 2006                    LP                    UHF
    KNHB-LP              August 1, 2006                    LP                    VHF
    KSTI-LP              August 1, 2006                    LP                    UHF
    KCOS-LP              October 1,2006                    LP                    UHF
    KWDT-LP              August 1, 2006                    LP                    VHF
    KLHO-LP              June 1, 2006                      LP                    UHF
    KTZT-LP              June 1, 2006                      LP                    UHF
    KTRG-TV              August 1,2006                     FP                    VHF
    KSPG-LP              June 1, 2006                      LP                    VHF
    K64FM                August 1,2006                     LP                    UHF
    KKJK-LP              October 1, 2006                   LP                    UHF

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

TRANSFERS OR ASSIGNMENT OF LICENSE

         The Communications Act prohibits the assignment of a broadcast license or transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including:

         * compliance with various rules limiting common ownership of media properties;
         * the character of the licensee and those persons holding attributable interests therein; and
         * compliance with the Communications Act's limitations on alien ownership.

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

         Under the FCC's rules, an individual or entity may hold attributable interests in an unlimited number of television stations nationwide, subject to the restriction that no individual or entity may have an attributable interest in television stations reaching, in the aggregate, more than 35% of the national viewing audience. For purposes of this calculation, stations in the UHF band, which covers channels 14 " 69, are attributed with only 50% of the households attributed to stations in the VHF band, which covers channels 2 " 13. Under its recently revised ownership rules, if an entity has attributable interests in two television stations in the same market, the FCC will count the audience reach of that market only once for purposes of applying the national ownership cap.

         In 1998, the FCC relaxed it "television duopoly" rule, which previously barred any entity from having an attributable interest in two television stations with overlapping service areas. The FCC's new television duopoly rule permits a party to have attributable interests in two television stations without regard to signal contour overlap provided the stations are licensed to separate Designated Market Areas ("DMA"), as determined by Nielsen. In addition, the new rule permits parties to own up to two television stations in the same DMA as long as at least eight independently owned and operating full-power television stations remain in the market at the time of acquisition, and at least one of the two stations is not among the top four ranked stations in the DMA based on specified audience share measures. The FCC also may grant a waiver of the television duopoly rule if one of the two television stations is a "failed" or "failing" station, if the proposed transaction would result in the construction of an unbuilt television station, or if extraordinary public interest factors are present.

         In 1998, the FCC also relaxed its "one-to-a-market" rule, which restricts the common ownership of television and radio stations in the same market. One entity may now own up to two television stations and six radio stations in the same market provided that: (1) 20 independent voices (including certain newspapers and a single cable system) will remain in the relevant market following consummation of the proposed transaction, and (2) the proposed combination is consistent with the television duopoly and local radio ownership rules. If fewer than 20 but more than 9 independent voices will remain in a market following a proposed transaction, and the proposed combination is consistent with the FCC's rules, a single entity may have attributable interests in up to two television stations and four radio stations. If neither of these various "independent voices" tests are met, a party generally may have an attributable interest in no more than one television station and one radio station in a market. The FCC's rules restrict the holder of an attributable interest in a television station from also having an attributable interest in a daily newspaper or cable television system serving a community located within the coverage area of that television station.

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

         Stations must also pay regulatory and application fees and follow various FCC rules that regulate, among other things:

         *        political advertising;
         *        children's programming;
         *        commercial advertising on children's programming;
         *        the broadcast of obscene or indecent programming;
         *        sponsorship identification; and
         * technical operations and equal employment opportunity requirements.

         Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short or less than the maximum renewal terms, or for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

MUST-CARRY/RETRANSMISSION CONSENT

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

REVIEW OF MUST CARRY RULES

         FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each full-power television broadcaster to elect, at three year intervals beginning October 1,1993, to either:

         * require carriage of its signal by cable systems in the station's market, which is referred to as must carry rules; or
         * negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market, which is referred to as retransmission consent.

         The United States Supreme Court upheld the must-carry rules in a 1997 decision. These must carry rights are not absolute, and their exercise is dependent on a variety of factors such as:

         *        the number of active channels on the cable system;
         *        the location and size of the cable system; and
         * the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system.

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

        For purposes of its national and local multiple ownership rules, the FCC attributes LMAs that involve more than 15% of the brokered station's weekly program time. Thus, if an entity owns one television station in a market and has a qualifying LMA with another station in the same market, this arrangement must comply with all of the FCC's ownership rules including the television duopoly rule. LMA arrangements entered into prior to November 5, 1996 are grand fathered until 2004. LMAs entered into on or after November 5, 1996 have until approximately August 2001 to comply with this requirement. Petitions for reconsideration have been filed against the FCC order that adopted these requirements.

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

CHILDREN'S TELEVISION ACT

         The FCC's rules limit the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends. Violations of the children's commercial limitations may result in monetary fines or non- renewal of a station's broadcast license. FCC rules further require television stations to serve the educational and informational needs of children 16 years old and younger through the stations' own programming as well as through other means. The FCC has guidelines for processing television station renewals under which stations are found to have complied with the children's programming requirements if they broadcast three hours per week of "core" children's educational programming, which among other things, must have as a significant purpose serving the educational and informational needs of children 16 years of age and younger. A television station that the FCC finds not to have complied with the "core" programming processing guideline could face sanctions, including monetary fines and the possible non-renewal of its broadcasting license, if it has not demonstrated compliance with the children's programming requirements in other ways. The FCC has indicated its intent to strictly enforce its children's television rules. Television broadcasters must file periodic reports with the FCC to document their compliance with foregoing obligations.

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

         In addition, the U.S. Congress and the FCC have under consideration, and in the future may consider and adopt new laws, regulation and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our broadcast stations. Any such changes could result in the loss of audience share and advertising revenues for such station, and affect our ability to acquire additional broadcast stations or finance such acquisitions. In addition to the issues noted above, such changes may include:

         *        spectrum use fees;
         *        political advertising rates;
         * potential restrictions on the advertising of certain products (beer, wine and hard liquor);
         * further revisions in the FCC's cross-interest, multiple ownership and attribution policies;
         *        foreign ownership of broadcast licenses;
         *        technical and frequency allocation matters; and
         *        DTV tower siting issues.

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

                                   SEASONALITY

         Seasonal revenue fluctuations are common in the television broadcasting industry, and our revenues will likely reflect seasonal patterns with respect to advertiser expenditures. Advertising typically increases during the Thanksgiving and Christmas holiday season and decreases after the start of a new year. As a result, we expect to have higher advertising revenues in the fourth quarter and lower advertising revenues in the first quarter. Because our operating costs are more ratably spread throughout the year, the impact of this seasonality on our operating income may result in significant fluctuations in our financial performance.

                                OTHER PROPERTIES

         The television stations we own or operated are discussed in "ITEM 1. BUSINESS AND PROPERTIES - TELEVISION HISPANA NETWORK - Owned and Operated Stations and Affiliates."

         In addition, we own our principal offices of approximately 40,000 square feet located at 6125 Airport Freeway, Suite 200, Fort Worth, Texas 76117. We use this space for our general office and administrative purposes, as well as for programming services, warehouse needs and a full-time production studio currently under construction. To the extent that we have excess capacity with respect to our Fort Worth production studio once we have completed its construction, we intend to lease it out for an additional source of revenue. We also own a production studio in San Antonio, Texas. In addition, we have located at our Fort Worth property a fully-redundant earth station from which we transmit our programming to the GE3 satellite. We lease capacity on a transponder on the GE3 satellite that is capable of broadcasting eight digital signals. However, our current operations only require two signals. We anticipate that we will be able to lease excess capacity and thereby gain additional revenues.

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

         On July 11, 2000 the Company issued 120,000 shares of its common stock, valued at $1,262,500, and options valued at $399,300 to acquire 100% of the outstanding stock of Televideo, Inc. and MGB Entertainment, Inc. The acquired entities are based in San Antonio, Texas and focus on the production of both English and Spanish language television programs and commercials. Televideo has produced hundreds of episodes of Spanish language and bilingual television programming for companies including Galavision, Telemundo, and ABC, NBC, and CBS affiliates. The Company also produces revenue by producing music videos for major record labels including Sony, and Capitol/EMI and produces syndicated programming and concert events. The operations of HTVN include the operations of Televideo, Inc. and MGB Entertainment, Inc. since the acquisition date.

                                    EMPLOYEES

         As of April 12, 2001, we had 44 full time employees. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage. We believe that our relations with our employees are satisfactory.

ITEM 3.  LEGAL PROCEEDINGS

         Currently, we are a party to the following actions:

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

         In Hispanic Television Network, Inc. v. Regent Entertainment, cause number 096-183251-00, 96th District Court, Tarrant County, Texas, we filed a claim for tortuous interference of contract. Regent counterclaimed alleging that we breached a joint venture agreement related to AIN. This case settled by each party giving to the other a release of all claims against the other and without the payment of any other consideration.

         In response to our application to the Federal Communications Commission for the assignment of the FCC license for KVAW(TV), Eagle Pass, Texas to us, Juan Wheeler, Jr., with whom we had entered into a Bill of Sale and Settlement Agreement pertaining to KVAW(TV), filed a Petition to Deny on October 6, 2000. On December 14, 2000, the United States District Court in this proceeding entered a Final Default Judgment against Mr. Wheeler in this proceeding on December 14, 2000.

         During December 2000, Jerald C. Powell and Susan L. Powell filed a lawsuit in the 342nd District Court of Tarrant County, Texas (case no. 342-185613-00) against us, our predecessor corporations, ATN Network, Inc., Bob
J. Bryant and Don Shelton (both former directors of ours), and Fred Hoelke. Plaintiffs assert a variety of claims (including certain claims based on state securities laws) arising out of the alleged merger of ATN Network, Inc. into one of our predecessor corporations and certain other related alleged transactions. All of the defendants have filed an answer in this lawsuit. This lawsuit is currently in the very early stage of discovery. We believe this lawsuit is without merit, and we intend to defend vigorously against all of Plaintiffs' asserted claims.

         In March 2001 Mr. Marco Camacho, former Chief Executive Officer filed a lawsuit for an unspecified amount regarding his departure from the Company. The Company believes that the threatened claim is without merit and does not anticipate that a significant cost will be incurred as a result of this pending action. Accordingly a reserve has not been established for this claim. Should Mr. Camacho prevail, it cannot be determined at this time what the amount of the judgment might be.

         We are the named defendant in several other ongoing employment related lawsuits and claims. None of these are significant in nature nor would an adverse outcome have a material adverse affect upon the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Since May 2000, our common stock has been traded on the NASDAQ National Market under the symbol "HTVN." Prior to that time, our common stock traded on the OTC Bulletin Board under the symbol "HTVN" (and, formerly "AINW"). No trades were reported prior to October 18, 1998.

         The Nasdaq National Market requires that for a company to be listed on Nasdaq, it must maintain a minimum bid price of $1.00 and exceed a minimum net tangible asset requirement Because our common stock has failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days, we have received notice from Nasdaq that before June 7, 2001 the bid price of our common stock must be at least $1.00 for a minimum of 10 consecutive trading days or our stock may be delisted by Nasdaq. In addition, our net tangible assets (Total Assets - Total Liabilities - Goodwill) fail to meet the minimum Nasdaq requirement. If the Company is delisted by Nasdaq the price and liquidity of our common stock could be adversely affected.

         On April 12, 2001, the last reported sale price of our common stock on NASDAQ's National Market was $.68 per share. As of April 12, 2001, there were approximately 1,041 stockholders of record of our common stock.

         Presented below are the high and low closing prices of our Common Stock for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                              High(1)           Low(1)
1999 Fiscal Year

         First Quarter                                        $2.13             $0.63
         Second Quarter                                       $2.13             $0.31
         Third Quarter                                        $0.94             $0.13
         Fourth Quarter                                       $4.31             $0.16

2000 Fiscal Year

         First Quarter                                        $21.00            $4.00
         Second Quarter                                       $14.25            $9.00
         Third Quarter                                        $7.625            $2.50
         Fourth Quarter                                       $4.25             $0.437

         (1) Prior to June 1, 2000, our common stock was traded on the OTC Bulletin Board of the NASDAQ. The information as to high and low prices refers to bid price for periods prior to June 1, 2000.

         We have never paid cash dividends on our common stock and our board of directors does not anticipate paying cash dividends in the foreseeable future. We are restricted from declaring and paying dividends by virtue of certain loan agreements into which we have entered. Even if we were not so restricted, we currently intend to retain future earnings to finance the growth of our business. Therefore, it is unlikely that you will receive any funds from your investment in our common stock without selling your shares. We cannot assure you that you will receive a gain on your investment when you sell your shares or that you will not lose the entire amount of your investment.

         Approximately 107,353,689 shares of our common stock were issued and outstanding as of April 12, 2001. Of these shares, 70,000,000 were issued in the middle of December 1999 in connection with the merger of Hispano with and into us, while 10,000,000 were issued by the end of January 2000 in connection with a private placement of our securities. We believe that all of these 80,000,000 shares are "restricted securities" as that term is defined in Rule 144 promulgated under the Act. (We also have other outstanding restricted securities in much lesser numbers.) Rule 144 provides in general that a person (or persons who shares are not aggregated) who has satisfied a one year holding period, may sell within any three month period, an amount which does not exceed the greater of 1% of the then outstanding shares of our common stock or the average weekly trading volume during the four calendar weeks before such sale. All of these 80,000,000 restricted shares have been outstanding for over one year and thus have been eligible for sale under Rule 144. We believe that only a comparatively small number of these shares have thus far been sold. However, the holders of more than 9,500,000 of these restricted shares have indicated to us that they may seek to sell all or some portion of this number of shares in the near future. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of ours and who have beneficially owned the shares for a minimum period of two years. We believe that none of the 10,000,000 shares privately placed in January 2000 are held by affiliates of ours. Accordingly, we expect that all of these 10,000,000 shares will be freely tradable after January 2002. However, we believe that most of the 70,000,000 shares issued in connection with the Hispano merger are held by persons who are now affiliates of ours and must (by law) be sold subject to the volume limitations of Rule 144 described above, thus restraining the number of shares that can be sold in any period of time. Nevertheless, we have granted registration rights with respect to 45,049,501 of these restricted shares. All of these registration rights are of the type known as "piggy back" registration rights, meaning that the holder thereof has a right to have their shares registered only when we are undertaking a registration on our own initiative and in this connection the holder has the right to "piggy back" onto this registration and include their shares in the registration. If these shares are ever registered, they will be freely tradable and may be sold without regard to the volume limitations or holding periods under Rule 144. Even if these shares were never registered, they could become freely tradable after December 2001 by any holder who is no longer an affiliate of ours. The sale of these 80,000,000 or any other restricted shares may, in the future dilute an investor's percentage of freely tradable shares and may depress the price of our common stock. Also, if substantial, such sales might also adversely affect our ability to raise additional equity capital.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

         On December 14, 1999, American Independent Network, or AIN, merged with Hispano Television Ventures, Inc., a producer of Spanish-language programming, and was renamed Hispanic Television Network, Inc. Originally formed on December 11, 1992, AIN has historically operated as a general market, family-oriented television network providing programming and other services. Hispanic Television Network, Inc. (the "Company") owns and operates two television networks. The first of these networks is a Spanish-language television network named "Television Hispana" or HTVN. This network is focused primarily on serving Hispanic individuals of Mexican origin (also referred to as Mexican Hispanics). Currently HTVN owns or operates, has agreements or letters of intent to acquire, or has affiliations with 22 television stations in 19 markets of which 19 stations are currently broadcasting HTVN programming in 17 markets including four of the top ten markets ranked by Designated Market Area, or DMA. The second of our networks is a general market, family-oriented English-language television network named the "American Independent Network" or AIN. It provides programming 24 hours a day, seven days a week to more than 35 affiliate stations located throughout the United States.

         The Company has experienced significant operating losses and negative cash flows in 2000 and 1999, and expects to incur such losses in the foreseeable future. Near the end of 2000, the Company experienced critical liquidity needs resulting from the following factors:

         *        An inability to obtain funds from the public markets;
         *        A lack of ability to enter into a strategic partnership;
         * An inability to complete a structured financing on acceptable terms to us;
         * An inability to generate significant revenues from its operations; and
         * An inability to reduce expense levels sufficiently to operate at a profit.

         The Company has insignificant revenues under contract for fiscal 2001, and has a severe liquidity shortfall that impairs its ability to meet its current operating cash flow requirements in the near term. As of April 12, 2001, the Company has less than $10,000 in cash available to meet its operating cash requirements in spite of receiving on April 12, 2001 $125,000 in funding (the terms of which have not been finalized) from a related party. The proceeds were used to fund current payroll expense. The company needs $180,000 exclusive of scheduled debt repayments by April 20, 2001 and requires a cash inflow of approximately $900,000 per month exclusive of scheduled debt repayments to meet its current obligations as they become due. The Company is unable to project its monthly revenues, however, its cash flow from revenues in the recent past has not been sufficient to meet its current cash needs. If the Company fails to meet these obligations as they become due, it could lose the ability to broadcast its signal and might be required to cease operations. The expected operating losses, coupled with an acute lack of liquidity cause immediate substantial doubt about the Company's ability to continue as a going concern. The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity. Further, no financing arrangements are currently under contract and there are no assurances that the Company will be able to obtain adequate financing. As discussed below, the Company has approximately $7.3 million of indebtedness due April 17, 2001. The

Company has not determined its course of action should financing not be raised or if an extension of the maturity of the $7.3 million indebtedness is not obtained. While the Company is seeking an extension of the maturity of the April 17, 2001 debt because of its inability to repay the indebtedness, failure to secure such an extension or obtain additional financing could lead to the immediate demand for repayment. Such a demand would likely cause a cessation of operations and/or force the Company into bankruptcy protection.

         If the Company is able to obtain the financing required to remain in business, to eventually achieve operating profits will require substantially increasing revenues and drastically reducing expenses from their current levels. Previous management intended to build the network and generate network sales. During most of fiscal 2000, the Company focused on expanding through acquisitions. In this connection, the Company completed one acquisition of a production company, Televideo, Inc., acquired KVAW in Eagle Pass, Texas, and entered into a number of letters of intent to acquire television stations. Although the Company still intends to acquire full-power stations in major Hispanic markets, in view of the difficulty the Company has encountered in raising the necessary capital for the acquisitions, the Company is presently focusing on expanding its distribution by increasing the number of affiliate stations that broadcast its programming, and by entering into agreements with cable companies to carry its programming. Affiliations are much less capital intensive and typically require significantly less working capital to begin operations. Because of the change in the expansion strategy and the inability to raise sufficient capital, station acquisition deposits totaling $4,725,125 were forfeited at the end of 2000.

         Current management has taken the revised approach to generate local advertising sales for Company owned and operated stations, plus secure network advertising at the best available rate. Management intends to increase rates as stations are added to the network. In addition, current management has agreed to accept up to three hours each day of paid programming, a source of revenue that was not previously incorporated in the business plan. This increased focus on generating advertising is expected to have a significant positive affect upon sales. In addition, the Company has added a focus to secure carriage agreements with cable and digital distribution companies. Securing distribution on a cable system can have the dual benefit of not only increasing viewership (and thus making the network more attractive to advertisers), but many agreements with cable companies also provide revenue to the network in the form of subscriber fees.

         If the Company is able to obtain the required financing to remain in business, future operating results depend upon a number of factors, including but not limited to the strength of the national economy, the local economies where the Company's stations and affiliates are located, the amount of advertising spent - especially the amount of advertising spent for television, and the amount of advertising directed toward the Hispanic population. The Company's ability to attract the available advertising is dependent upon, among other things, its station's audience rating, its ability to provide interesting programming, local market competition from other television stations and other advertising media, and its ability to attract and retain television stations to carry its broadcast.

         On the expense side, the Company has reduced its recurring monthly expenses in almost every expense category, especially in the areas of payroll and programming where immediate cost reductions have been realized. The monthly cash expenses have been reduced from $1,500,000 to $900,000 by these actions. Additionally, current management has restructured the sales department and attracted sales people with experience selling advertising time on low-power stations as well as restructuring compensation for sales executives and managers from a salary based compensation to more of a commission based compensation. This change in policy will tie salesperson compensation directly to results.

         In January 2001 the Company secured financing from a consortium of investors. The terms of this financing obligated the investors to purchase, for an aggregate investment of $1,500,000, a total of 6,000,000 shares of common stock ("Shares") and warrants ("Warrants") to purchase 1,500,000 additional Shares at a per-Share purchase price of $1.00. The Warrants may be exercised for one year after they are issued. The terms of the financing also obligated the investors to make 10 additional periodic purchases occurring 30 days apart, each involving 1,000,000 additional Shares and 500,000 additional Warrants. However, after making the initial purchase of 6 million shares and 1.5 million warrants for $1.5 million, the investors failed to make the required subsequent purchases and this agreement was terminated on March 30, 2001.

         In conjunction with the financing provided by the consortium of investors, the Company modified its existing debt financing arrangement provided by Goff Moore Strategic Partners, L.P. and a number of other private investors (collectively "GMSP"). The number of Shares with respect to which GMSP will be granted warrants was modified, as was the floor and the ceiling of the exercise price that such warrants will feature. The original maturity date of January 31, 2001 was extended to March 31, 2001 in conjunction with the initial purchase of 6 million Shares and 1.5 million Warrants by the consortium of investors for $1.5 million. This maturity date was to be automatically extended with each additional periodic purchase by the consortium of investors. However, when the consortium of investors failed to make their first periodic payment, the maturity date on the credit facility was not extended. On April 12, 2001 the maturity date was extended to April 17, 2001. The Company is currently in discussions with GMSP to further extend the maturity. If the Company is unable to extend the maturity of this indebtedness, the lenders would be in a position to demand immediate repayment. As of April 12, 2001 the outstanding principal balance is $7,304,068. As previously discussed, the Company does not have the funds to repay this outstanding indebtedness and the demand for such payment could force the Company to cease operations and/or seek bankruptcy protection.


REVENUES

         Our primary source of revenue is the sale of advertising on our networks to national advertisers and on our television stations to local and national advertisers. Our revenues are affected primarily by the advertising rates that we are able to charge on our networks and that our television stations are able to charge as well as the overall demand for Hispanic television advertising time. Advertising rates are determined primarily by:

-        the markets covered by our networks,

- the number of competing Hispanic television stations in the same market as our stations,

- the television audience share in the demographic groups targeted by advertisers, and

-        the supply and demand for Hispanic advertising time.

         Historically, our network advertising has been sold targeting direct response and per inquiry advertisers. Going forward, we will deploy a network advertising team consisting of account executives that will solicit advertising directly from national advertisers as well as soliciting advertising from national advertising agencies. Each of our stations will also have account executives that will solicit local and national advertising directly from advertisers and from advertising agencies. Because our distribution is not as vast as our competitors we are offering services and opportunities that our competitors either don't offer at all or offer on a restricted basis. For example, we offer paid programming on a much larger quantity than most of our competitors. We have also focused on partnering with advertisers to underwrite original productions and offer the clients product integration opportunities. We also are offering our clients on-air promotional opportunities and marketing opportunities including event sponsorships that are also broadcast on the network.


         We market our advertising time on our HTVN and AIN networks to:
ADVERTISING AGENCIES AND INDEPENDENT ADVERTISERS. We sell commercial time to advertising agencies and independent advertisers. The monetary value of this time is based upon the estimated size of the viewing audience; the larger the audience, the more we are able to charge for the advertising time. To measure the size of a viewing audience networks and stations generally subscribe to nationally recognized rating services, such as Nielsen. Currently, a number of AIN's affiliate stations are located in the smaller market areas of the country. Our goal is to enter into affiliate agreements with stations located in the top demographic market areas for both AIN and HTVN, in order to obtain Nielsen ratings that justify charging higher rates for our advertising time. AFFILIATE STATIONS. In exchange for providing programming to our affiliate stations, we retain a portion of the advertising time and gain access to the affiliate stations' markets. In a traditional broadcasting contract, an affiliate station would retain all available advertising time, which it would then sell to outside advertisers, and the network would receive a fee from the affiliate station. However, we believe that by selling retained commercial time to outside advertisers, we are able to generate higher revenues than we would otherwise receive in fees from our affiliate stations. PROGRAM OWNERS: In exchange for licensing rights to select programming, we give the program owner advertising time during the broadcast of such programming. The program owner is then able to sell the advertising time to outside parties. We typically do not derive any revenue from the advertising time which is given to the program provider.

EXPENSES

         Our most significant expenses are employee compensation, engineering and transmission expenses, professional services, production and programming expenses. Depreciation of fixed assets and amortization of costs associated with stations we own are also significant expense items. In some cases, we incur upfront programming expenses when procuring exclusive programming usages and licenses. These upfront payments are amortized over the applicable contract term. As a result of attracting key officers and personnel to HTVN, we have offered stock options as an alternate form of compensation. In the event that the strike price of the stock option is less than the fair market value of the stock on the date of grant, any difference will be amortized as compensation expense over the vesting period of the stock options.

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

RESULTS OF OPERATIONS: YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999.

REVENUES. Revenues are primarily derived from our programming services, sales of advertising and programming time, and leasing of digital satellite channels. Revenues for fiscal 2000 were $620,955 compared to $278,186 for fiscal 1999, an increase of $342,769. The increase in revenues was the result of the acquisition of Televideo and increase in advertising revenues.

COST OF OPERATIONS. Costs of operations were $35,165,124 for fiscal year 2000 compared to $3,565,863 for the 1999 fiscal year. The increase in 2000 was in virtually all areas of our business. Due to our significant current period operating and cash flow losses, combined with a projection for continuing losses, we reviewed certain long-lived assets including goodwill, FCC licenses and license management agreements for impairment that may indicate that the carrying amount of the asset may not be recoverable. This review concluded that the goodwill and a license management agreement should be written off, and that the carrying value for FCC licenses should be reduced as the projected future cash flows does not support the carrying value. As such, we recorded a charge in the amount of $10,476,546 to write off/write down these assets. Programming expenses increased by over $2,600,000 as we secured the rights to top-quality Hispanic programs, and satellite rental increased by over $500,000 as we increased the band-width available to us. Production expenses increased by $365,308, primarily resulting from the acquisition of the Televideo, Inc., a production company in San Antonio. Professional fees of $6,859,055 consist primarily of costs incurred for engineering ($40,050), legal ($1,493,746), consulting ($4,889,470), and accounting ($435,786). Consulting fees include an accrual in the amount of $2,723,193 for services provided to the Company by Woodcrest Capital. Woodcrest Capital has an annual contract with the Company providing for payment for consulting services at the rate of 1,066,667 shares of our common stock per year. The accrued expense amount is based upon our closing stock price at the end of each month for the period May through December 2000, times the pro rata number of shares earned during that period. General and administrative expenses for the fiscal year ended December 31, 2000 were $12,156,701 compared to $2,943,782 for fiscal year 1999. The major components of administration expense in fiscal year 2000 were employee compensation and benefits ($5,193,215), and a one-time write off of forfeited station acquisition deposits ($4,725,125).

INTEREST EXPENSE for the fiscal year 2000 was $3,880,528 compared to $39,443 for 1999. Fiscal year 2000 interest expense includes amortization of a loan discount of $3,130,023 and interest expense of $415,548 associated with the debt financing arrangement provided by Goff-Moore Strategic Partners, L.P. The balance was interest incurred on bridge loans and other financings.

AMORTIZATION expense increased from $45,734 in 1999 to $1,361,348 for fiscal year 2000. The three major components of the amortization expense in 2000 are License Management Agreements, FCC licenses, and the goodwill associated with the merger with AIN. In January 2000, we entered into two-year License Management Agreements for 10 stations for $1,500,000 of which $750,000 was amortized in 2000. FCC licenses associated with stations we purchased in 1999 and 2000 are being amortized over an 84-month period and for fiscal year 2000, the amortization of these FCC licenses totaled approximately $375,000. The balance of the amortization expense is primarily related to the merger with AIN in August 1999.

OPERATING RESULTS. We had a net loss of $38,512,167 for fiscal year 2000 compared to a net loss of $3,333,393 for fiscal year ended December 31, 1999. The increased loss for 2000 is attributable to the increased expenses detailed above.

EARNINGS PER SHARE OF COMMON STOCK. The net losses per common share are based upon the weighted average of outstanding common stock. In 2000 the net loss per share of common stock was $0.43. The loss is reflective of the increase in cost of operations. For fiscal 1999, net loss per share of common stock was $0.05.

LIQUIDITY AND CAPITAL RESOURCES

         We financed our operations through a combination of issuing equity securities to private investors, issuing common stock for obligations/acquisitions in lieu of cash payments, issuance of private debt, obtained loans from affiliates, and cash generated from operations. We have had cumulative losses of $41,949,486 from inception through December 31, 2000. Current liabilities at December 31, 2000 were $13,365,488, which exceeds current assets of $1,008,287 by $12,357,201.

         Financing activities during 2000 included:

         1) We received $12,516,500 from the sale of common stock and warrants. These funds were used primarily for station acquisition deposits, programming, repayment of debt and working capital needs.
         2) Throughout the year, we issued common stock in lieu of cash payments totaling $6,332,568 for legal and professional services, settlements, consulting services, programming, affiliate agreements, employee compensation and other miscellaneous expenses;
         3) We issued common stock and options to purchase common stock valued at $1,661,800 and assumed outstanding debt totaling $132,919 pursuant to the acquisition of Televideo, Inc.;
         4) We issued common stock valued at $4,456,063 for television station acquisitions/deposits;
         5) Common stock and options to purchase common stock were issued to employees valued at $1,003,119;
         6) In July 2000 the Company received $7,304,068 (net) under a credit facility with Goff Moore Strategic Partners, L.P. and a number of other private investors. The facility bears interest at the annual rate of 12% and included warrants. The facility was used to fund acquisitions and working capital;
         7) In November and December 2000 the Company received $270,000 under a loan from a related party. This loan bears interest at the rate of 12% per annum and matures on July 5, 2001.

         In July 2000, the Company entered into an $8,875,001 credit facility with Goff Moore Strategic Partners (GMSP), L.P. and a number of other private investors of which $7,304,068 was funded to the Company. Pursuant to the terms of the credit facility, the Company (i) executed promissory notes that bear interest at a rate of 12% per annum and (ii) issued warrants to purchase shares of the Company's common stock, the aggregate number of shares for which the warrants are exercisable will be determined by dividing (a) the aggregate amount of funds loaned under the credit facility and accrued interest thereon by (b) the exercise price, which is deemed to be $.75. Because the Company did not pay off the funds advanced under the credit facility plus accrued interest by March 15, 2001, the aggregate number of shares issuable upon exercise of the warrants, as described above, will be multiplied by 150% and then by an additional 125%. The warrants expire 3 years after the debt has been paid.

         On January 31, 2001 the credit facility with GMSP was modified to require the Company to repay the indebtedness by an amount equal to 25% of all equity raised or financing received by the Company after January 31, 2001 plus 50% of all gross monthly cash revenues that exceeds $500,000 per month. Effective February 1, 2001 the annual interest rate was reduced from 12 % to 8%.

         On April 12, 2001 the maturity date of the credit facility with GMSP was extended to April 17, 2001. Discussions are ongoing with them to extend the maturity date. If we are unable to secure a further extension for this indebtedness, the lenders would be in a position to require immediate repayment.

         Additionally on April 12, 2001, the Company received $125,000 in funding, terms of which have not been finalized, from a related party. The proceeds were used to fund current payroll.

         Near the end of 2000, the Company experienced critical liquidity needs resulting from the following factors:

                  * An inability to obtain adequate funds from the public
                    markets;
                  * An inability to enter into a strategic partnership;
                  * An inability to complete a structured financing on
                    acceptable terms to us;
                  * An inability to generate significant revenues from its
                    operations; and * An inability to reduce expense levels sufficiently to operate at a profit.

         The Company has insignificant revenues under contract for fiscal 2001, and has a severe liquidity shortfall that impairs its ability to meet its current operating cash flow requirements in the near term. As of April 12, 2001, the Company has less than $10,000 in cash available to meet its operating cash requirements in spite of receiving on April 12, 2001 $125,000 in funding (the terms of which have not been finalized) from a related party. The proceeds were used to fund current payroll expense. The Company needs $180,000 exclusive of scheduled debt repayments by April 20, 2001 and requires a cash inflow of approximately $900,000 per month exclusive of scheduled debt repayments to meet its current obligations as they become due. The Company is unable to project its monthly revenues, however, its cash flow from revenues in the recent past has not been sufficient to meet its current cash needs. If the Company fails to meet these obligations as they become due, it could lose the ability to broadcast its signal and might be required to cease operations. The expected operating losses, coupled with an acute lack of liquidity cause immediate substantial doubt about the Company's ability to continue as a going concern. The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity. Further, no financing arrangements are currently under contract and there are no assurances that the Company will be able to obtain adequate financing. As discussed below, the Company has approximately $7.3 million of indebtedness due April 17, 2001. The Company has not determined its course of action should financing not be raised or if an extension of the maturity of the $7.3 million indebtedness is not obtained. While the Company is seeking an extension of the maturity of the April 17, 2001 debt because of its inability to repay the indebtedness, failure to secure such an extension or obtain additional financing could lead to the immediate demand for repayment. Such a demand would likely cause a cessation of operations and/or force the Company into bankruptcy protection.

         If the Company is able to obtain the required financing to remain in business, future operating results depend upon a number of factors, including but not limited to the strength of the national economy, the local economies where the Company's stations and affiliates are located, the amount of advertising spent - especially the amount of advertising spent for television, and the amount of advertising directed toward the Hispanic population. The Company's ability to attract the available advertising is dependent upon, among other things, its station's audience rating, its ability to provide interesting programming, local market competition from other television stations and other advertising media, and its ability to attract and retain television stations to carry its broadcast.

IMPACT OF INFLATION

         Management does not believe that general inflation has had or will have a material effect on operations.


RECENT DEVELOPMENTS

         On February 5, 2001 the Company entered into a Loan Agreement whereby the various lenders loaned $1,395,000 to the Company. Of these lenders $1,075,000 was provided by existing shareholders of the Company. This Loan Agreement bears interest at the rate of 12% per annum and matures July 5, 2001. The Loan Agreement provided that each lender would receive four shares of common stock of the Company, plus one warrant, for each $1.00 loaned. Each warrant entitles the holder to purchase one share of the Company's common stock at $.75. The warrants expire February 5, 2003. This additional debt financing is collateralized by the Company's 65% interest in the station in Beaumont (KO9OVO) and an undivided interest in the proceeds the Company may receive in its lawsuit against Knapp Petersen & Clark.

         On February 13, 2001 the Company entered into a strategic relationship with a consortium of investors. The terms of this relationship obligates the investors to purchase 6,000,000 shares of our common stock ("Shares") and warrants ("Warrants") to purchase 1,500,000 additional Shares, for an aggregate price of $1,500,000. The warrants entitle the holder to purchase our common stock at a per-Share purchase price of $1.00 and may be exercised for one year after they are issued. The terms of the financing also obligated the investors to purchase periodically, for an aggregate investment of $5,000,000, a total of 10,000,000 additional Shares and 5,000,000 additional Warrants, also having a $1.00 per-Share purchase price and one-year exercise term. These additional Shares and Warrants were to be purchased in 10 separate closings occurring 30 days apart, each involving 1,000,000 additional Shares and 500,000 additional Warrants. As of March 30, 2001, the consortium of investors have invested a total of $1,500,000 in us in connection with this financing and have received a total of 6,000,000 Shares and 1,500,000 Warrants, none of which have been exercised. The investors defaulted under this agreement when they failed to make the subsequent periodic purchases. As a result, this agreement was terminated on March 30, 2001.

         On February 20, 2001, Emilio Gorriti was appointed to the position of Chief Executive Officer of the Company. Mr. Gorriti fills the position upon the resignation of James A. Ryffel, the Company's Chairman of the Board, who was Interim Chief Executive Officer of the Company.

         Additionally, on February 20, 2001, Michael Fletcher was appointed to the position of Chief Operating Officer of Hispanic Television Network, Inc. Mr. Fletcher has been with the Company since July 11, 2000 where he has been acting as Executive Vice President of HTVN and President of HTVN owned Televideo. Mr. Fletcher fills the Chief Operating Officer position after Karen Lincoln who is currently pursuing other interests vacated it.

         On February 28, 2001, the Company was awarded a full power license from the Federal Communications Commission for its full-power television station, KVAW Ch. 16 located in Eagle Pass, Texas.

         On March 30, 2001 Steven Mortonson joined the Company as Interim Chief Financial Officer replacing B. Franklin Byrd who resigned for personal reasons.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements and Financial Statement Schedule filed as a part of this Annual Report on Form 10-KSB are listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Although there were no changes during fiscal 1999, on March 8, 2000 we dismissed Jack F. Burke, Jr. as our independent auditor. Also on March 8, 2000, we retained Ernst & Young LLP as our new independent auditor.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company as of March 30, 2001 are as follows:

         NAME                       AGE                       POSITION
         Jim Ryffel                 41                        Chairman of the Board

         Emilio Gorriti             37                        Chief Executive Officer and Director

         Michael G. Fletcher        45                        Chief Operating Officer

         Steven J. Mortonson        49                        Interim Chief Financial Officer

         Douglas K. Miller          41                        Director

         Hector Saldana             48                        Director

         James Michael Stewart      51                        Director

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

         Emilio Gorriti. Mr. Gorriti has served as our Chief Executive Officer and one of our directors since February 2001. From November 2000 to February 2001, he was Chief Executive Officer and President of C-Networks LLC. From July 1998 to February 2001, Mr. Gorriti was also the Chief Executive Officer and President of Cablin S.A, a Spanish-language Children's Cable television network. From January 1999 to July 2000, he was also the Executive Vice President and board member to Cibermatica S.A., an Internet company that was later sold to the Intel Group. Mr. Gorriti was the Chief Executive Officer and President of General Investment Bankers S.A., an investment boutique that was involved in the acquisition of Media Properties and Technology companies, and the management of investments in real estate and asset backed securities. Prior to August 1996, Mr. Gorriti was a managing director of Sonneblick-Goldman Corporation where he was responsible for the various financing of real estate transactions

         Michael G. Fletcher. Mr. Fletcher became our Chief Operating Officer in February 2001. Since 1991, he has served as Executive Vice President and Chief Operating Officer of MGB Entertainment, Inc., and since January 1999, he has served as President and Chief Executive Officer of Televideo, Inc. MGB Entertainment, Inc. and Televideo, Inc. were brother/sister companies prior to July 2000 and engaged in the television production and syndication business. After July 2000, MGB Entertainment, Inc. and Televideo, Inc. have been subsidiaries of ours, continuing in the preceding businesses. Mr. Fletcher has served in various senior management positions in the media industry since 1989 and has produced hundreds of hours of Hispanic targeted programming for major network affiliates including CBS, NBC, and ABC as well as programming for Galavision and Telemundo. He is the current chapter president of the Grammy(R)organization and a voting member of both the Grammys(R)and Emmys.

         Steven J. Mortonson assumed the duties of our interim Chief Financial Officer on March 30, 2001. Prior to joining us, he worked primarily in the home building industry. He served as President of Beazer Homes Texas, Inc., President of Bramalea California, Inc., and Chief Financial Officer of Marlborough Development, Inc. He was also Chief Financial Officer of Richmond American Homes
- Western Region and the controller for Inex, Inc. Mr. Mortonson was a CPA with Coopers and Lybrand and holds a B.S. degree from Auburn University.

         Douglas K. Miller. Mr. Miller is a director and from December 1999 to March 2000 he served as our interim Chief Financial Officer. From October 1992 to March 1999, Mr. Miller was a vice president with G. E. Capital Real Estate. Concurrently, since April 1999, Mr. Miller has been a Manager with Woodcrest Capital, L.L.C. a real estate investment firm. From 1984 to 1992, Mr. Miller was a controller for various real estate firms. Mr. Miller holds a B.B.A. Degree, 1982, from Baylor University. Mr. Miller is also a licensed C.P.A.

         Hector Saldana. Mr. Saldana has over 15 years of notable accomplishments as a senior management professional in the high-tech industry marked by strong international business experience and relationships. Saldana spent two years as the Director of Business Development for Taligent, Inc. in Asia. He spearheaded the growth of Apple Computer's international business in Asia, Australia, Latin America, and Canada. As the General Manager of Apple Latin America, Saldana increased the business unit's sales tenfold, from $5 million to $50 million. As Director of Sales and Marketing in Tokyo, he quadrupled Apple revenues from $300 million to $1.2 billion. Saldana also drove Apple's Pacific region channel strategy, doubling revenues there in only three years. Saldana holds an M.A. degree in International Relations from the University of Madrid and a B.A. degree in Political Science from San Jose State University. He has completed the Stanford Strategic Marketing Program and the Advanced Management Program at Harvard.

         James Michael Stewart. Mr. Stewart became one of our directors during February 2001. Since February 2000, he has served as a director and the President of International Oil & Gas, Inc., an oil and gas exploration and production company based in Dallas, Texas. From April 1998 to November 1999, Mr.

Stewart served as President and Chief Executive Officer of Natural Gas Technologies, a regional independent oil and gas producer also located in Dallas, Texas. From May 1996 to March 1998, he served as Vice-President and Assistant to the President of Baird Food, a $400 million privately held food company located in Dallas, Texas. Prior to serving in that capacity, Mr. Stewart served in various capacities (including Vice-President) with Occidental Petroleum's Chemical Group for over 13 years. He attended the University of Alabama where he received his B.A in Pre-Law and then attended Graduate school at the University of Georgia where he studied finance and business.

SERVICE OF MANAGEMENT

             The authorized number of directors of the Company is presently fixed at five. Each director serves for a term of one year that expires at the following annual stockholders' meeting. Each officer serves at the pleasure of the Board of Directors and until a successor has been qualified and appointed.

MEETINGS OF BOARD OF DIRECTORS

         During 2000, the Board of Directors held 12 meetings and executed 20 written consents in lieu thereof. All directors attended more than 75% of the Board of Directors meetings and all directors executed the written consents.

COMPENSATION OF DIRECTORS

         The Company does not pay any cash compensation for attendance at directors meetings or participation in directors' functions.

BOARD COMMITTEES

         AUDIT COMMITTEE. On January 18, 2000, our Board approved an Audit Committee Charter. Currently, Hector Saldana, Douglas K. Miller and James Michael Stewart serve as Audit Committee members. The primary function of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing: the financial reports and other financial information provided by us to any governmental body or the public; our systems of internal controls regarding finance, accounting, legal compliances and ethics that management and the Board have established; and our auditing, accounting and financial reporting processes. Consistent with this function, the Audit Committee should encourage continuous improvement of, and should foster adherence to, our policies, procedures and practices at all levels. The Audit Committee's primary duties and responsibilities are to:

         * Serve as an independent and objective party to monitor our financial reporting process and internal control system.
         * Review and appraise the audit efforts of our independent auditors and internal auditing department.
         * Provide an open avenue of communication among the independent auditors, financial and internal auditing department.

         COMPENSATION COMMITTEE. We did not have a formal Compensation Committee during 2000. We anticipate forming such a committee to make recommendations to the Board concerning compensation of our executive officers.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and person who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies of all such Section 16(a) forms. Based solely on its review of the copies of such forms received by it and written representations from certain reporting person, the Company believes that, during fiscal 2000, each of its officers, directors and greater than ten percent stockholders complied with all such applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

         The following table provides information about our Chief Executive Officer and each of our executive officers who received salary and bonus in fiscal 2000 and 1999 that exceeded $100,000, these persons being collectively referred to as "named executive officers."

                         SUMMARY COMPENSATION TABLE (1)

                                            ANNUAL                          LONG-TERM
                                            COMPENSATION                    COMPENSATION
                                            ------------                    ------------
   (a)                     (b)              (c)             (e)             (g)
                                                                            SECURITIES
NAME AND                   FISCAL                                           UNDERLYING
PRINCIPAL                  YEAR                                             STOCK OPTIONS
POSITION                   ENDED            SALARY         OTHER            (NUMBER OF SHARES)
--------------             -----            ------         -----            ------------------
Marco Camacho(2)           12/31/2000       $276,071     $200,000(3)        (4)
Chief Executive Officer

Franklin Byrd (5)          12/31/2000       $141,743                        (6)
Chief Financial Officer

P. Alan Luckett(7)         12/31/2000       $ 26,964
Chief Executive Officer    12/31/1999       $  5,000
and President

Dr. Donald W. Shelton(8)   12/31/1999       $    935
Chief Executive Officer

Kris Lamans(9)             12/31/1999       $  4,000
Chief Executive Officer

Walter Morgan(10)          12/31/1999       $  9,000
Chief Executive Officer

-----------------

  (1) The Columns designated by the SEC for the reporting of bonuses, certain long-term compensation (including awards of restricted stock or long term incentive plan payouts), and all other compensation have been eliminated as no such bonuses, awards, payouts or other compensation were awarded to, earned by or paid to any specified person during any fiscal year covered by the table.
  (2)  Mr. Camacho became Chief Executive Officer of the Company in February
       2000.
  (3) Mr. Camacho received a loan from the Company in the amount of $200,000 upon joining the Company which was forgiven over the course of the year. The total balance had been forgiven as of December 31, 2000.
  (4) During 2000, Mr. Camacho was granted options to purchase up to 1.4 million shares. These options vested over time and depended in certain cases upon the occurrence of certain events. Because Mr. Camacho is no longer with the Company, these options were forfeited and have been terminated.
  (5) Mr. Byrd was Chief Financial Officer of the Company from March 2000 until March 2001.
  (6) During 2000, Mr. Byrd was granted options to purchase up to 110,000 shares. These options vested over time and depended in certain cases upon the occurrence of certain events. At the time of Mr. Byrd's resignation from the Company, 43,334 of these options had vested. The balance of 66,666 options were forfeited with his resignation and have been terminated.
  (7) Mr. Luckett served as Chief Executive Officer of the Company in November 1999 through February 2000.
  (8) Mr. Shelton served as Chief Executive Officer of the Company in January through March of 1999.
  (9) Mr. Lamans served as Chief Executive Officer of the Company in March through July of 1999.
  (10) Mr. Morgan served as Chief Executive Officer of the Company in July through November of 1999.

                              STOCK OPTION GRANTS

         The following table sets forth information pertaining to certain stock options granted during the fiscal year ended December 31, 2000. The Company has not granted stock appreciation rights ("SAR's") of any kind.

                   OPTION GRANTS IN THE LAST FISCAL YEAR(1)

(a)                        (b)              (c)                        (d)              (e)
                           NUMBER OF
                           SECURITIES       PERCENTAGE OF TOTAL
                           UNDERLYING       OPTIONS GRANTED
                           OPTIONS          TO EMPLOYEES               EXERCISE         EXPIRATION
NAME                       GRANTED          IN FISCAL YEAR             PRICE            DATE
--------------------------------------------------------------------------------------------
Marco Camacho              (1)

B. Franklin Byrd           100,000(2)       11.4%                      $.01             Within a reasonable
                                                                                        time after vesting
B Franklin Byrd             10,000(3)        1.1%                      $10.00           Within a reasonable
                                                                                        time after vesting

  (1) During 2000, Marco Camacho, our former Chief Executive Officer, was granted options to purchase up to 1.4 million shares. These options vested over time and depended in certain cases upon the occurrence of certain events. Because Mr. Camacho is no longer employed by the Company, these options were forfeited and have been terminated. Accordingly, these options have not been included in the table.
  (2) Of these options, 33,334 were fully vested as of March 23, 2001. The remaining 66,666 were forfeited upon his resignation from the Company.
  (3)  These options are fully vested.

                   OPTION EXERCISES/VALUE OF UNEXERCISED OPTIONS

         The following table sets forth the number of securities underlying options exercisable at December 31, 2000. No SAR's of any kind have been granted.

                        AGGREGATED OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR END OPTION VALUES (1)(2)

(a)                                 (d)                                         (e)

                                    NUMBER OF SECURITIES
                                    UNDERLYING UNEXERCISED                      VALUE OF UNEXERCISED
                                    OPTIONS AT DECEMBER 31, 2000                IN-THE-MONEY OPTIONS AT
                                    (NUMBERS OF SHARES)                         DECEMBER 31, 2000
NAME                                EXERCISABLE      UNEXERCISABLE              EXERCISABLE   UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------
James A. Ryffel                     500,000          -0-                        $165,500      -0-

Marco Camacho                                        (2)

B. Franklin Byrd                     10,000          100,000(3)                 $  5,210      $52,100

  (1) The Columns designated by the SEC for the reporting of the number of shares acquired on exercise and the value realized have been eliminated as no options were exercised during the fiscal year covered by the table.
  (2) During 2000, Marco Camacho, our former Chief Executive Officer, was granted options to purchase up to 1.4 million shares. These options vested over time and depended in certain cases upon the occurrence of certain events. Because Mr. Camacho is no longer employed by the Company, these options were forfeited and have been terminated. Accordingly, these options have not been included in the table.
  (3) Of these options, 33,334 vested in March 2001. The balance of 66,666 options were forfeited due to Mr. Byrd's resignation from the Company.

                                   OTHER PLANS

         The Company has no other deferred compensation, pension or retirement plans in which executive officers participate. However, we are currently in the process of adopting a Stock Incentive Plan to attract, motivate, reward and retain our officers, directors, key employees and consultants.

                        EMPLOYMENT AND SIMILAR AGREEMENTS

         We have entered into an employment agreement with Michael G. Fletcher, our Chief Operating Officer. This employment agreement has a term of three years commencing in December 2000; however, the term will be automatically extended after the initial three-year term unless either we or Mr. Fletcher gives the other 90 days prior written notice. Under this employment agreement, Mr. Fletcher is to receive an annual salary of $160,000. Mr. Fletcher is also entitled to participate in any and all employee benefit plans hereafter established for our employees. Mr. Fletcher's employment agreement contains a covenant not to compete essentially barring Mr. Fletcher from engaging in the Spanish language television business for one year after the termination of his employment anywhere in a standard statistical metropolitan area in the United States in which we own or operate a Spanish language television station or have a Spanish language network affiliate.

         Hispano Television Ventures entered into a consulting arrangement with Woodcrest Capital, L.L.C., which is owned by our Chairman of the Board, Mr. Ryffel, and a director, Mr. Miller. Pursuant to the terms of this May 28, 1999 agreement, Woodcrest agreed to provide the Company with business consulting services for a period of one year. Unless either party elects to terminate this arrangement, the agreement automatically renews for another one year term. In exchange for services rendered prior to the date of the agreement, Woodcrest received 1,066,667 shares of common stock. Woodcrest is also entitled to receive reimbursement for all of its expenses and additional shares of common stock if the Company issues stock or issues options or warrants to purchase common stock for a price less than $0.09375 per share. This consulting contract with the Company remains in place. For the year ended December 2000, the Company recorded a consulting expense in the amount $2,723,193 which represents 634,156 common shares which is the pro rata portion of shares which were earned during the year. These shares have not been issued as of December 31, 2000.

           In addition to the provisions of our certificate of incorporation and our bylaws, we have entered into an indemnification agreement with each of our officers and directors. Under the terms of these agreements, we will indemnify each officer and director to the fullest extent authorized and permitted under our certificate of incorporation, our bylaws and Delaware law. These agreements contemplate that we may obtain insurance to fund some or all of our potential exposure under these agreements.

           These agreements contemplate the appointment of a reviewing party, which will consist of non-officer directors. The reviewing party could find that indemnification is not warranted if it determines that: an indemnified party received an improper personal benefit; amounts advanced to the indemnified party were not approved by stockholders; the indemnified party engaged in conduct that was not in good faith or was an intentional or willful misconduct or knowing violation of the law; or our certificate of incorporation prohibits such indemnification. Any decision by the reviewing party relating to the above matters will be conclusive and binding. In the event that there is a change of control, however, such power will vest in a special, independent counsel who shall make such determinations.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of March 23, 2001 the amount of Common Stock beneficially owned by (i) each person known by the Company to own beneficially 5% or more of its outstanding shares of Common Stock, (ii) each Director, (iii) each executive officer, and (iv) all Directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares, subject to community property laws where applicable.

         NAME AND ADDRESS                             NUMBER                 PERCENTAGE OF
         OF BENEFICIAL OWNER                       OF SHARES(1)            SHARES OUTSTANDING
         -------------------                       ------------            ------------------
         Woodcrest Capital, L.L.C.(2)                11,728,712                    10.9%
           3113 S. University Drive, 6th Floor
           Fort Worth, Texas 76019

         James A. Ryffel                             22,503,711(3)                 21.0%
           S. University Drive, 6th Floor
           Fort Worth, Texas 76019

         Douglas K. Miller                           12,778,712(4)                 11.8%
           S. University Drive, 6th Floor
           Fort Worth, Texas 76019

         P. Alan Luckett                             11,646,716                    10.8%
           Riverforest


           Arlington, Texas 76017

         Emilio Gorriti                              10,000,000(5)                  9.3%
           Airport Freeway, Suite 200
           Haltom City, Texas 76117

         Michael G. Fletcher                             17,500(6)                (7)
           6125 Airport Freeway, Suite 200
           Haltom City, Texas 76117

         Steven J. Mortonson                             10,000                   (7)
           6125 Airport Freeway, Suite 200
           Haltom City, Texas  76117

         All officers and directors
         as a group (five persons)(8)                33,581,211                    31.2%

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security) and includes the ownership of a security through corporate, partnership, or trust entities. In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)      Woodcrest Capital L.L.C. is owned by James A. Ryffel (75%) and
         Douglas K. Miller (25%), both directors of the Company.
(3)      Includes  11,728,712  shares owned by Woodcrest  Capital,  L.L.C.
         of which Mr. Ryffel owns 75% and 500,000 shares issuable upon exercise of outstanding options.
(4) Includes 11,728,712 shares owned by Woodcrest Capital, L.L.C. of which Mr. Miller owns 25%
(5) Includes 6,000,000 shares owned by a consortium of investors and C. Networks, L.L.C, a limited liability company of which Mr. Gorriti is Chief Executive Officer and President; includes 1,500,000 shares issuable upon the exercise of warrants owned by C. Networks, L.L.C that are currently exercisable; includes 2,000,000 shares and 500,000 shares issuable upon the exercise of warrants that C. Networks, L.L.C. has the right to acquire within 60 days.
(6) Does not include options to purchase 27,500 shares that become exercisable in June 2001 or options to purchase 27,500 shares that become exercisable in June 2002.
(7)      Less than 1%
(8) Includes 11,728,712 shares owned by Woodcrest Capital, L.L.C. of which Mr. Ryffel owns 75% and Mr. Miller owns 25%; includes 6,000,000 shares owned by a consortium of investors and C. Networks, L.L.C, a limited liability company of which Mr. Gorriti is C.E.O. and President; includes 1,500,000 shares issuable upon the exercise of warrants owned by C. Networks, L.L.C that are currently exercisable; includes 2,000,000 shares and 500,000 shares issuable upon the exercise of warrants that C. Networks, L.L.C. has the right to acquire within 60 days; includes 500,000 shares issuable upon exercise of options currently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

         We failed to repay Hispano Television Ventures, Inc. the sums that were owed under the agreement. Despite our breach of obligations under the agreement, we have not transferred our lease and our radio station authorization to Hispano Television Ventures, Inc. We believe that our merger with Hispano Television Ventures, Inc. makes such a transfer moot.

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

TRANSACTIONS WITH OUR OFFICERS AND DIRECTORS

         Prior to June 2000, Mr. P. Alan Luckett served as our Chief Operating Officer and President. Prior to assuming these positions with us, he was a control person of Hispano Television Ventures, Inc. As a result of a matter decided in binding arbitration, we had been a judgment debtor in a judgment styled as SHOWPLACE VIDEO V. AMERICAN INDEPENDENT NETWORK, INC., No. 98-2154-E, County Court At Law No. 5, Dallas County, Texas. In 1998, P. Alan Luckett purchased the judgment against and released it in exchange for 500,000 shares of common stock in our predecessor, and for access to our digital up-link equipment, certain bandwidth of the satellite transponder that we lease, and the right of first refusal on our transponder rights and equipment leases in the event that we cease operations.

         In November, 1998, Bob Bryant, who was a director of our Company, loaned our predecessor $250,000 on 90 day terms at 10% interest. In June, 1999, Mr. Luckett loaned our predecessor $150,000 at 10% interest and maturing in March 2000. On December 14, 1999, Mr. Luckett released us from $160,000 of the remaining balance of these debts as a result of our merger with Hispano Television Ventures, Inc. Mr. Bryant released us from the remaining balance of $90,000 in January, 2001.

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

         Hispano Television Ventures entered into a consulting arrangement with Woodcrest Capital, L.L.C., which is owned by our Chairman of the Board, Mr. Ryffel, and a director, Mr. Miller. Pursuant to the terms of this May 28, 1999 agreement, Woodcrest agreed to provide the Company with business consulting services for a period of one year. Unless either party elects to terminate this arrangement, the agreement automatically renews for another one year term. In exchange for services rendered prior to the date of the agreement, Woodcrest received 1,066,667 shares of common stock. Woodcrest is also entitled to receive reimbursement for all of its expenses and additional shares of common stock if the Company issues stock or issues options or warrants to purchase common stock for a price less than $0.09375 per share. This consulting contract with the Company remains in place. For the year ended December 2000, the Company recorded a consulting expense in the amount $2,723,193 which represents 634,156 common shares which is the pro rata portion of shares which were earned during the year. These shares have not been issued as of December 31, 2000.

         On May 31, 1999, Mr. Ryffel purchased $200,000 principal amount and Mr. Miller purchased $15,000 principal amount of Hispano Television Ventures' convertible notes. James R. Ryffel, Mr. Ryffel's father, also purchased $10,000 principal amount of notes.

         Mr. Bryant loaned $50,000 to the Company as part of a Loan Agreement dated February 5, 2001. This loan is due on or before July 5, 2001 and accrues interest at the annual rate of 12%. Mr. Bryant received four shares of our common stock for each $1.00 loaned and one warrant for each $1.00 loaned entitling the holder to purchase one share of stock at a maximum price of $.75. The warrants may be exercised for a period of two years.

         Goff Moore Strategic Partners, L.P., as a condition to the financing they provided to the Company, required that Mr. Ryffel participate with them in the credit facility. In order to secure the financing for the Company, Mr. Ryffel provided $250,000 of the Goff Moore credit facility.

         During 2000, the Company paid issued 226,844 shares of its common stock with a value of $2,558,841 to a shareholder in return for legal services provided in a matter related to the Company's predecessor. The matter resulted in the return to the Company of previously outstanding stock. Accordingly, the fair value of these shares of $2,558,841 has been treated as additional purchase price and recorded as goodwill. The Company paid this shareholder $124,644 during 2000 for legal and trustee fees and expenses.

         In December 2000, the Company entered into a $270,000 credit facility with a related party. This debt was rolled into, and included in the February 5, 2001 loan agreement as described in Transactions in 2001.

         Upon joining the Company in February 2000 Mr. Marco Camacho, the former Chief Executive Officer of the Company, received a loan from the Company in the amount of $200,000. This was forgiven throughout fiscal year 2000. There was no remaining receivable balance as of December 31, 2000.

         In February, 2001 the Company issued 1 million shares of its common stock valued at $531,200 to a shareholder for consulting services rendered during the year ended December 31, 2000 and in the first quarter of 2001. One half of this amount, or $265,600, was recorded as an expense in the year ended December 31, 2000.

                                    PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit
No.      Description

2.1      Merger Agreement with Hispano Television Ventures, Inc., dated
         October 15, 1999 (Incorporated by reference to Exhibit 10.1 of our
         Current Report on Form 8-K, dated December 30, 1999).
3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 2.1 of American Independent Network, Inc.'s General Form for Registration of Small Business Issuers on Form 10-SB, dated September 18, 1997) amended by a Certificate of Merger (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, dated December 30,
         1999).
3.2      Bylaws (Incorporated by reference to Exhibit 2.2 of American
         Independent Network, Inc.'s General Form for Registration of Small
         Business Issuers on Form 10-SB, dated September 18, 1997), with a Bylaw
         Amendment (Incorporated by reference to Exhibit 3.2 of our Current
         Report on Form 8-K, dated December 30, 1999).
4.1      Certificate of Designation Preferences, Rights and Limitations of
         Series B Preferred Stock of American Independent Network, Inc.
         (Incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-KSB).
10.01    Stock disbursement agreement by and between Hispano Television
         Ventures, Inc., Patrick Alan



         Luckett, Victoria O. Luckett and Victor Mantecon, dated June 9, 1998
         (Incorporated by reference to Exhibit 10.01 of our Annual Report on Form 10-KSB).
10.02    Letter Agreement & Asset Transfer Agreement, between Hispano Television
         Ventures, Inc. and American Independent Network, Inc. (Incorporated by reference to Exhibit 10.02 of our Annual Report on Form 10-KSB).
10.03    Promissory Note, dated November 17, 1998, made by American Independent
         Network, Inc., in favor of Bob J. Bryant
         (Incorporated by reference to Exhibit 10.03 of our Annual Report on Form 10-KSB).
10.04    Agreement and Bill of Sale by and between ATN Network, Inc., and
         Hispano Television Ventures, Inc., dated May 28, 1999 (Incorporated by reference to Exhibit 10.04 of our Annual Report on Form 10-KSB).
10.05    Employment Agreement by and between P. Alan Luckett and Hispano
         Television Ventures, Inc., dated May 28, 1999 (Incorporated by reference to Exhibit 10.05 of our Annual Report on Form 10-KSB).
10.06    Consulting Agreement by and between Hispano Television Ventures, Inc.
         and Woodcrest Capital, L.L.C., dated May 28, 1999 (Incorporated by reference to Exhibit 10.06 of our Annual Report on Form 10-KSB).
10.07    Bill of Sale by and between Hispano Television Ventures, Inc., P. Alan
         Luckett, and Victoria O. Luckett, dated May 28, 1999 (Incorporated by reference to Exhibit 10.07 of our Annual Report on Form 10-KSB).
10.08    Letter agreement by and between Bob J. Bryant and Hispano Television
         Ventures, Inc., dated May 28, 1999 (Incorporated by reference to
         Exhibit 10.08 of our Annual Report on Form 10-KSB).
10.09    Stock Option Agreement, dated November 8, 1999, between Hispanic
         Television Network, Inc. and James A. Ryffel (Incorporated by reference to Exhibit 10.09 of our Annual Report on Form 10-KSB).
10.10 Asset Purchase Agreement, dated December 15, 1999, between Carlos Ortiz and Hispanic Television Network, Inc (Incorporated by reference to
         Exhibit 10.10 of our Annual Report on Form 10-KSB).
10.11    Agreement for Sale, dated February 14, 2000, by and between Van
         Eynsbergen and Holland Partnership, and Hispanic Television Network,
         Inc. (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-KSB).
10.12    Form of Assignment and Assumption of Leases by and between Van
         Eynsbergen and Holland Partnership in Texas and Hispanic Television
         Network, Inc. (Incorporated by reference to Exhibit 10.12 of our Annual
         Report on Form 10-KSB).
10.13 Agreement Establishing Strategic Relationship, dated March 16, 2000, between Cubico.com and Hispanic Television Network, Inc. (Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-KSB).
10.14    Purchase and Sales Agreement by and between Johnson Broadcasting of
         Dallas, Inc. and Hispanic Television Network, Inc., dated April 24,
         2000, for the sale of KLDT-TV, Channel 55, Lake Dallas, Texas
         (Incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000).
10.15    Agreement, date June 1, 2000, by and between Hispanic Television
         Network, Inc. Michael G. Fletcher, Robert P. Getz, and Nathan Fletcher
         (Incorporated by reference to Exhibit 2.1 of our current Report on Form
         8-K, dated July 26, 2000).
10.16    Addendum to Agreement, dated June 1, 2000, by and between Hispanic
         Television Network, Inc., Michael G. Fletcher, Robert P. Getz, Nathan
         Fletcher and Frederick Hoelke (Incorporated by reference to Exhibit 2.2 of our current Report on Form 8-K, dated July 26, 2000).
10.17    Agreement by and between Frederick F. Hoelke and Hispanic Television
         Network, Inc. Regarding the Acquisition of Televideo, Inc., BMG (sic)
         Entertainment, Inc. and Certain Titles to Music Videos and Television
         Programs Owned by Televideo. Inc., BMG (sic) Entertainment,  Inc. and
         Michael G. Fletcher and Robert P. Getz, dated June 27, 2000
         (Incorporated by reference to Exhibit 2.3 on our Current Report on Form 8-K, dated June 26, 2000).
10.18 Loan Agreement, made and entered into as of July 25, 2000, by and between Hispanic Television Network, Inc., and the lenders set forth on the Lenders Schedule (Incorporated by reference to Exhibit 10.18 of our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000).

10.19    Security Agreement, dated as of July 25, 2000, by Hispanic Television
         Network, Inc. in favor of the lenders under the Loan Agreement, including but not limited to those lenders listed on Schedule I
         (Incorporated by reference to Exhibit 10.19 of our Quarterly Report on
         Form 10-QSB for the quarter ended June 30, 2000).
10.20    Pledge Agreement, dated as of July 25, 2000, by Hispanic Television
         Network, Inc. in favor of the lenders under the Loan Agreement, including but not Limited to those leaders listed on Schedule I
         (Incorporated by reference to Exhibit 10.20 of our Quarterly Report on
         Form 10-QSB for the quarter ended June 30, 2000).
10.21    Deed of Trust, dated as of the 25th day of July, 2000, by and between
         Hispanic Television Network, Inc. as Grantor, J. Randall Chappel, as
         Trustee, in favor of the Lenders listed on Schedule 1, as Beneficiaries
         (Incorporated by reference to Exhibit 10.21 of our Quarterly Report on
         Form 10-QSB for the quarter ended June 30, 2000).
10.22    Form of Warrant, dated July 25, 2000, by Hispanic Television Network,
         Inc. (Incorporated by reference to Exhibit 10.22 of our Quarterly
         Report on Form 10-QSB for the quarter ended June 30, 2000).
10.23    Registration Rights Agreement, dated as of July 25, 2000, by and among
         Hispanic Television Network, Inc., and those purchasers listed on
         Exhibit A (Incorporated by reference to Exhibit 10.23 of our Quarterly
         Report on Form 10-QSB for the quarter ended June 30, 2000).
10.24    Asset Purchase Agreement, dated as of September 27, 2000, by and between Hispanic Television Network, Inc., Cosmo Communications, LLC
         and Amanda Orrick Mintz (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-QSB for the quarter ended September 30,
         2000).
10.25    Agreement of Merger, dated as of September 27, 2000, by and among
         Hispanic Television Network, Inc., HTV Merger Corp., Amanda Orrick
         Mintz, Michael Mintz and Debra Kamp and Brownsville Broadcasting, LLC
         (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on
         Form 10-QSB for the quarter ended September 30, 2000).
10.26    First Amendment to Loan Agreement and other Documents, dated effective as of August 14, 2000, by and among Hispanic Television Network, Inc.,
         Goff Moore Strategic Partners, L.P. and GAINSCO, Inc., representing
         Majority Lenders, as Defined in the Loan Agreement, and Harlan L. Paul,
         Mark Hollmann and Stacia Hollmann, as tenants by the entireties,
         Clifton Morris, and Daniel E. Berce (Incorporated by reference to
         Exhibit 10.3 of our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000).
10.27    Second Amendment to Loan Agreement and Agreement, dated as of November 6,
         2000 by and among Hispanic Television Network, Inc., Goff Moore Strategic
         Partners, L.P. and GAINSCO, Inc., representing Majority Lenders as defined in the Loan Agreement (Incorporated by reference to Exhibit 10.4 of our Quarterly  Report on Form 10-QSB for the quarter ended September 30,
         2000).
10.28*   First Amendment to Purchase Agreement made and entered into as of
         September 24, 2000 by and between Hispanic Television Network, Inc. and
         Johnson Broadcasting of Dallas, Inc.
10.29*   Second Amendment to Purchase Agreement made and entered into as of
         December 7, 2000 by and between  Hispanic Television Network, Inc. and
         Johnson Broadcasting of Dallas, Inc.
10.30*   Subscription Agreement, executed January 31, 2001, by and between C. Networks,
         L.L.C. and Hispanic Television Network, Inc.
10.31*   Warrant, not dated, executed by Hispanic Television Network, Inc. in favor of C. Networks, L.L.C.
10.32*   Escrow Agreement, not dated, among certain stockholders of Hispanic
         Television Network, Inc., C. Networks L.L.C., and Frederick F. Hoelke, as
         Escrow Agent.
10.33*   Example of Registration Rights Agreement, not dated, 2001, executed by
         Hispanic Television Network, Inc. in favor of certain of its stockholders.
10.34*   Loan Agreement,  dated February 5, 2001, made and entered into by and between Hispanic Television Network, Inc. and the lenders set forth on the
         Lenders Schedule
10.35*   Security Agreement, dated as of February 5, 2001, by Hispanic Television
         Network, Inc. in favor of the lenders under the Loan Agreement, including but not limited to those lenders listed on Schedule I
10.36*   Third Amendment to Loan Agreement and Agreement, dated as of December 15,
         2000 by and among Hispanic Television Network, Inc., Goff Moore Strategic
         Partners,  L.P. and GAINSCO, Inc.,


         representing Majority Lenders as defined in the Loan Agreement.
10.37*   Fourth Amendment to Loan Agreement and Agreement, dated as of December 19,
         2000 by and among Hispanic Television Network, Inc., Goff Moore Strategic
         Partners,  L.P. and GAINSCO, Inc., representing Majority Lenders as defined in the Loan Agreement.
10.38*   Fifth Amendment to Loan Agreement and Agreement, dated as of January 31, 2001 by and among Hispanic Television Network, Inc., Goff Moore Strategic Partners,
         L.P. and GAINSCO, Inc., representing Majority Lenders as defined in the Loan
         Agreement.
10.39*   Extension and Modification Agreement dated as of January 31, 2001 by and among Hispanic Television Network, Inc., Goff Moore Strategic  Partners, L.P.
         and GAINSCO, Inc., representing Majority Lenders as defined in the Loan
         Agreement.
10.40*   Amendment and Agreement Regarding Warrants dated as of January 31, 2001 by and among Hispanic Television Network, Inc., Goff Moore Strategic Partners,
         L.P. and GAINSCO, Inc., representing Majority Lenders as defined in the Loan
         Agreement.
10.41*   Sixth Amendment to Loan Agreement and Agreement, dated as of February 7, 2001 by and among Hispanic Television Network, Inc., Goff Moore Strategic Partners,
         L.P. and GAINSCO, Inc., representing Majority Lenders as defined in the Loan
         Agreement.
23.1 *   Consent of Independent Auditors dated April 12, 2001 consenting to the incorporation of Form S-8.
21       Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 of our Annual Report on Form 10-KSB).
27  *    Financial Data Schedule (included in SEC-filed copy only).
99.01    Hispanic Television Network, Inc Year 2000 Consultant Compensation Plan
         (Incorporated by reference to Exhibit 4.1 of our Registration Statement on
         Form S-8, S.E.C. file no. 333-53482).

*        Filed herewith.

          (b)     Reports on Form 8-K

                  On December 29, 2000, the Registrant filed a Current Report on Form 8-K reporting on the liquidity needs the Registrant was then experiencing.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

April 13, 2001                              HISPANIC TELEVISION NETWORK, INC.


                                                 BY:  /S/ James A. Ryffel
                                                 --------------------------
                                                 James A. Ryffel
                                                 Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                        Title                                                Date
/S/ James A. Ryffel                 Chairman of the Board of Directors                   April 13, 2001
----------------------------
James A. Ryffel

/S/ Emilio Gorriti                  Director and Chief Executive Officer                 April 13, 2001
----------------------------
Emilio Gorriti

/S/ Steven J. Mortonson             Chief Financial Officer and                          April 13, 2001
----------------------------        Chief Accounting Officer
Steven J. Mortonson

/S/ Douglas K. Miller               Director                                             April 13, 2001
----------------------------
Douglas K. Miller

/S/ Hector Saldana                  Director                                             April 13, 2001
----------------------------
Hector Saldana

/S/ James Michael Stewart           Director                                             April 13, 2001
----------------------------
James Michael Stewart

                               Form 10-KSB Item 7
                    HISPANIC TELEVISION NETWORK, INCORPORATED
                          LIST OF FINANCIAL STATEMENTS


         The following financial statements of Hispanic Television Network, Inc. for the years ended December 31, 2000 and December 31, 1999:

                        Hispanic Television Network, Inc.
FINANCIAL STATEMENTS
Report of Independent Auditors ......................................      F-2
Balance Sheet .......................................................      F-3
Statements of Operations ............................................      F-4
Statement of Stockholders' Equity (Deficit)..........................      F-5
Statements of Cash Flows ............................................      F-6
Notes to Financial Statements........................................      F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Hispanic Television Network, Inc.

We have audited the accompanying consolidated balance sheet of Hispanic Television Network, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hispanic Television Network, Inc. at December 31, 2000 and the results of operations and cash flows for the two years in the period then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, net working capital deficiency and pending debt maturities raise substantial doubt about the Company's ability to continue as a going concern. The 2000 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ ERNST & YOUNG LLP

March 30, 2001 except for Note 2 as
to which the date is April 12, 2001
Dallas, Texas

                        Hispanic Television Network, Inc.

                           Consolidated Balance Sheet

                                                                        DECEMBER 31,
ASSETS                                                                      2000
                                                                     --------------------
Current Assets
  Cash and cash equivalents                                          $          87,235
  Accounts Receivable                                                          141,481
  Prepaid expenses and other current assets                                    779,571
                                                                     --------------------
Total current assets                                                         1,008,287

Property and equipment, net                                                  4,773,039
Other assets                                                                 3,059,634
                                                                     --------------------
Total assets                                                         $       8,840,960
                                                                     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable                                                  $         917,730
   Accrued expenses                                                          1,931,137
   Due to private placement participants, net of                             6,798,091
             discount of $505,977
   Notes payable                                                             1,053,045
   Accrued interest                                                            656,075
   Programming contracts payable                                             1,607,000
   Obligation under capital lease                                              392,014
   Other                                                                        10,396
                                                                      -------------------
Total liabilities                                                           13,365,488

Stockholders' equity (deficit): Convertible Preferred Stock, $1.00 par value:
     Authorized shares - 10,000,000
     Issued and outstanding - 42,427                                           275,774
   Common stock pending issuance - 2,487,006 shares                          3,887,836
       to be issued
   Common Stock, $0.01 par value:
     Authorized shares - 200,000,000
     Issued and outstanding - 90,822,587                                       908,226
   Additional Capital                                                       32,353,122
   Accumulated Deficit                                                     (41,949,486)
                                                                      -------------------
Total stockholders' equity (deficit)                                        (4,524,528)
                                                                      -------------------
Total liabilities and stockholders' equity                            $      8,840,960
                                                                      ===================

SEE ACCOMPANYING NOTES

                        Hispanic Television Network, Inc.

                      Consolidated Statements of Operations

                                             YEAR ENDED             YEAR ENDED
                                             DECEMBER 31,          DECEMBER 31,
                                                2000                   1999
                                        ---------------------- ----------------------
Revenue                                 $       620,955        $       278,186

Expenses:
   Programming expenses                       2,686,084                 26,472
   Satellite rental                             787,814                274,400
   Production expenses                          411,234                 45,926
   Professional fees                          6,859,055                      -
   Rental expense (net)                          97,674                 52,765
   Bad debt expense                              23,000                 95,917
   General and administrative expenses       12,156,701              2,943,782
   Depreciation                                 305,668                 80,867
   Amortization                               1,361,348                 45,734
   Impairment of goodwill and
     other assets                            10,476,546                      -
                                        ---------------------- ----------------------
Total expenses                               35,165,124              3,565,863
                                        ---------------------- ----------------------
Loss from Operations                        (34,544,169)            (3,287,677)
Other expenses
    Other loss or expenses                       87,470                  6,273
    Interest expense, net                     3,880,528                 39,443
                                        ---------------------- ----------------------
Total Other expenses                          3,967,998                 45,716
                                        ---------------------- ----------------------
Net loss                                $   (38,512,167)       $    (3,333,393)
                                        ====================== ======================

Basic and diluted net loss per share            $  (.43)              $  (0.05)
                                        ====================== ======================
Weighted average shares outstanding
                                             89,653,495             61,058,844
                                        ====================== ======================

SEE ACCOMPANYING NOTES

                        Hispanic Television Network, Inc.

            Consolidated Statement of Stockholders' Equity (Deficit)
                 For the years ended December 31, 2000 and 1999

                                                                                    COMMON
                                                                                     STOCK
                                                         PREFERRED     PREFERRED    PENDING         COMMON            COMMON
                                                           SHARES        STOCK      ISSUANCE        SHARES            STOCK
                                                        ---------------------------------------------------------------------------
Balance at December 31, 1998 (Restated)                            - $          - $          -       21,000,000 $          210,000
 Options issued in connection with shareholder
 guarantee of line of credit                                       -            -            -                -                  -
 Common stock issued for services                                  -            -            -        7,000,000             70,000
 Common stock issued for broadcasting assets                       -            -            -        7,000,000             70,000
 Common stock issued upon conversion of convertible
 debt                                                              -            -            -       35,000,000            350,000
 Common stock issued for services                                  -            -            -          896,397              8,964

                                                        ============ ============ ============ ================ ==================
 Common stock of American Independent Network                 42,427      275,774                     7,205,229             72,052
 previously outstanding prior to reverse acquisition
 merger agreement, net of shares cancelled

 Net loss                                                          -            -            -                -                  -
                                                        ------------ ------------ ------------ ---------------- ------------------
 Balance at December 31, 1999                                 42,427      275,774            -       78,101,596            781,016

 Sale of common stock and exercise of related warrants             -            -      200,000       11,129,500            111,295
 Common stock canceled due to judgment                             -            -            -         (505,169)            (5,052)
 Common stock issued for settlements                               -            -            -        1,236,449             12,364
 Common stock issued for legal services                            -            -      666,145          226,844              2,270
 Common stock issued for consulting and professional               -            -    2,988,793           71,161                711
 services
 Common stock issued for charitable contribution                   -            -            -           27,206                272

 Common stock issued for programming services                      -            -            -          100,000              1,000

 Compensation related to the issuance of stock and                 -            -       32,898           20,000                200
 stock options
 Warrants issued with private placement debt                       -            -            -                -                  -
 Common stock issued/accrued for station                           -            -            -          215,000              2,150
 acquisitions
 Common stock issued and stock options  granted for                -            -            -          120,000              1,200
 the acquisition of business
 Common stock issued for affiliate agreement                       -            -            -           80,000                800
 Net Loss                                                          -            -            -                -                  -
                                                        ============ ============ ============ ================ ==================
 Balance at December 31, 2000                                 42,427 $    275,774 $  3,887,836       90,822,587 $          908,226
                                                        ============ ============ ============ ================ ==================



                                                           ADDITIONAL     ACCUMULATED
                                                            CAPITAL         DEFICIT           TOTAL
                                                        --------------------------------------------------
Balance at December 31, 1998 (Restated)                 $       (70,232) $     (103,926) $          35,842
 Options issued in connection with shareholder
 guarantee of line of credit                                    495,000               -            495,000
 Common stock issued for services                                30,000               -            100,000
 Common stock issued for broadcasting assets                     30,000               -            100,000
 Common stock issued upon conversion of convertible
 debt                                                           650,000               -          1,000,000
 Common stock issued for services                             2,011,566               -          2,020,530

                                                        ===============  ==============  =================
 Common stock of American Independent Network                   (72,052)              -            275,774
 previously outstanding prior to reverse acquisition
 merger agreement, net of shares cancelled

 Net loss                                                             -      (3,333,393)        (3,333,393)
                                                        ---------------  --------------- -----------------
 Balance at December 31, 1999                                 3,074,282      (3,437,319)           693,753

 Sale of common stock and exercise of related warrants       12,205,205                         12,516,500
 Common stock canceled due to judgment                            5,052               -                  -
 Common stock issued for settlements                          1,990,982               -          2,003,346
 Common stock issued for legal services                       2,556,571               -          3,224,986
 Common stock issued for consulting and professional            533,138               -          3,522,642
 services
 Common stock issued for charitable contribution                 83,060               -             83,332

 Common stock issued for programming services                   727,000               -            728,000

 Compensation related to the issuance of stock and            1,002,919               -          1,036,017
 stock options
 Warrants issued with private placement debt                  3,636,000               -          3,636,000
 Common stock issued/accrued for station                      4,453,913                          4,456,063
 acquisitions
 Common stock issued and stock options  granted for           1,660,600               -          1,661,800
 the acquisition of business
 Common stock issued for affiliate agreement                    424,400               -            425,200
 Net Loss                                                             -     (38,512,167)       (38,512,167)
                                                        ===============  ==============  =================
 Balance at December 31, 2000                           $    32,353,122 $   (41,949,486) $      (4,524,528)
                                                        ===============  ==============  =================


SEE ACCOMPANYING NOTES.

                        Hispanic Television Network, Inc.

                      Consolidated Statements of Cash Flows
                  For the years ended December 31, 1999 and 2000

                                                                               2000               1999
                                                                               ----               ----
OPERATING ACTIVITIES
Net loss                                                                 $    (38,512,167)  $     (3,333,393)
Adjustment to reconcile net loss to net cash used operating activities:
   Amortization                                                                 1,361,348             25,281
   Depreciation                                                                   305,668             52,765
   Write off of impaired assets                                                10,476,546                  -
   Write off of station acquisition deposits                                    4,725,125                  -
   Amortization of debt discount                                                3,130,023                  -
   Employee stock compensation expense                                          1,036,017            495,000
   Common stock issued for:
      Settlements                                                                 674,627                  -
      Programming expenses                                                        728,000                  -
      Consulting                                                                3,654,938                  -
      Services                                                                    533,849          2,120,530
      Charitable contributions                                                     83,332                  -
   Changes in assets and liabilities:
        Accounts receivable                                                         3,842             19,181
        Prepaid expenses and other current assets                               1,139,199           (312,205)
       Accounts payable                                                          (224,967)           366,313
       Accrued and other liabilities                                              956,766             90,183
                                                                         -------------------------------------
Total cash used in operating activities                                        (9,927,854)          (476,345)

INVESTING ACTIVITIES
Purchases of property and equipment                                            (3,175,156)          (490,554)
Station acquisition                                                            (5,298,545)                 -
Acquisition of AIN, net of cash acquired                                                -           (500,000)
                                                                         -------------------------------------
Total cash used by investing activities                                        (8,473,701)          (990,554)

FINANCING ACTIVITIES
Borrowings under notes payable                                                    430,000          1,500,000
Borrowings under private placement                                              7,304,068                  -
Principal payments on notes payable                                            (1,379,852)          (380,535)
Issuance of common stock                                                        9,600,000            400,000
Exercise of warrants                                                            2,516,500                  -
Repayments under capital leases                                                   (34,581)                 -
                                                                         -------------------------------------
Total cash provided by financing activities                                    18,436,135          1,519,465
                                                                         -------------------------------------
Net cash increase                                                                  34,580             52,566
Cash, beginning of year                                                            52,655                 89
                                                                         -------------------------------------
Cash at end of year                                                      $         87,235   $         52,655
                                                                         =====================================

Cash paid for interest                                                   $        270,150   $         54,442

Cash paid for income taxes                                               $              -   $              -

SEE ACCOMPANYING NOTES.

                        Hispanic Television Network, Inc.
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2000 and 1999

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

         On September 2, 1999, HT Ventures entered into a transaction ("HT Ventures Transaction") whereby HT Ventures purchased 11,000,000 previously unissued shares of AIN common stock for total purchase consideration of $500,000 in cash. As a result of the HT Ventures Transaction, HT Ventures owned approximately 60% of the then outstanding shares of common stock of AIN. Subsequently, on December 15, 1999, HT Ventures completed the merger ("the Merger") with and into AIN, the legal surviving entity, and changed AIN's name to the Hispanic Television Network, Inc. ("the Company"). Pursuant to the terms of the Merger Agreement, stockholders of HT Ventures received a total of 70,000,000 shares of AIN common stock in exchange for the then outstanding shares of HT Ventures. As part of the Merger Agreement, the 11,000,000 shares purchased by HT Ventures on September 2, 1999, in connection with the HT Ventures Transaction, were cancelled upon the finalization of the merger on December 15, 1999. The Merger Agreement provided for AIN to issue 70,000,000 shares of common stock in exchange for all the outstanding shares of HT Ventures. The common stock exchanged, in addition to the existing AIN preferred and common shares previously outstanding, collectively results in the new capitalization of Hispanic Television Network, Inc. formerly American Independent Network, Inc. Subsequent to the Merger, HT Ventures stockholders owned approximately 90% of AIN.

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

                         Hispanic Television Network, Inc.
                   Notes to Consolidated Financial Statements (continued)

         PROPERTY AND EQUIPMENT
         Property and equipment are recorded at cost. The cost of property and equipment is depreciated over the estimated useful lives of the assets ranging from five to forty years. Improvements are amortized by the straight-line method over the shorter of the estimated useful life of the improvement or the improved asset. Depreciation is calculated using the straight-line method. For the year ended December 31, 2000 the Company incurred $ 305,668 in depreciation expense, including amortization of assets under capital leases.

         REVENUE RECOGNITION
         The Company's primary source of revenue is the sale of airtime on its television stations. Broadcast revenue is recorded when commercials are aired.

         STOCK BASED COMPENSATION
         The Company accounts for its stock-based compensation utilizing the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS 123), "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based upon the difference, if any, on the measurement date between the fair value of the Company's stock and the exercise price. All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123. Compensation expense related to fixed stock awards with pro-rata vesting is recognized on a straight-line basis over the vesting period.

         CONCENTRATION OF CREDIT RISK
         Financial instruments, which potentially subject the Company to concentration of credit risk, principally consist of accounts receivable. At December 31, 2000, one customer had a balance of $53,980 that was approximately 38% of the total receivable balance. The majority of the amount owed by this customer was collected in February 2001. The Company's billings are due generally upon 30 days, and the Company does not require collateral on accounts.

         LOSS PER SHARE
         Basic and diluted net loss per share is computed based on the loss divided by the weighted average number of shares of common stock outstanding during each period. Potentially dilutive securities totaling 36,341,999 additional shares of common stock resulting from the conversion or exercise of preferred stock and stock options were not included in the calculation as their effect is antidilutive.

         PREPAID PROGRAMMING AND PROGRAMMING PAYABLE
         The Company acquires the contractual rights to show certain of its programming for a stated period of time. The Company records the asset and the contractual payable when the contract is entered into. The programming is amortized over the duration of the contract while the payable is reduced as payments are made. As of December 31, 2000 the Company had programming assets of $1,542,513 and $1,607,000 in payables under such contracts. At December 31, 2000 the remaining average life of the contracts was approximately 3 1/2 years.

         IMPAIRMENT OF LONG-LIVED ASSETS
         The carrying amount of long-lived assets including goodwill is reviewed if facts and circumstances indicate that it may be impaired. The review would be based on the estimated

                         Hispanic Television Network, Inc.
                   Notes to Consolidated Financial Statements (continued)

         undiscounted cash flows of the Company's operations at the lowest level for which there are identifiable cash flows. If this review indicates impairment, the goodwill would be adjusted to its fair value through a charge to operations.

         During the fourth quarter of 2000, the Company determined that its cash flow situation, its inability to generate significant revenues and its inability to raise needed capital indicated events of possible impairment to certain assets used for purposes of generating revenue including goodwill from recent acquisitions, FCC licenses and license management agreements (LMAs). Management estimated the future undiscounted cash flow and determined the assets in question were impaired. The impairment charge consisted of the following:

                              Goodwill                  $  7,716,692
                               FCC licenses                2,009,854
                               LMA                           750,000
                                                        ------------
                                                         $10,476,546
                                                        ============

         The goodwill written off was related to the AIN merger in December 1999 and the Televideo acquisition in July 2000. No goodwill remains recorded. Both acquisitions were financed primarily with common stock with market values significantly higher than current market values. The FCC licenses were also acquired primarily with common stock and were written down to their estimated fair value of $400,000, which was based on recent independent appraisals. The remaining unamortized amount of the Company's LMA was written off as the stations under management currently operate at a loss with no current expectation of profitability or generation of positive cash flows.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The Company's financial instruments, including accounts receivable, trade credits receivable, accounts payable and notes payable, approximate fair value due to their short term nature. The Company has classified all outstanding liabilities as current due to its inability to meet its current obligations.

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

2.       LIQUIDITY AND FUTURE VIABILITY

         Near the end of 2000, the Company experienced critical liquidity needs resulting from the following factors:

                  * An inability to obtain adequate funds from the public
                    markets;
                  * An inability to enter into a strategic partnership;
                  * An inability to complete a structured financing on
                    acceptable terms to us;
                  * An inability to generate significant revenues from its
                    operations; and * An inability to reduce expense levels sufficiently to operate at a profit.

                         Hispanic Television Network, Inc.
                   Notes to Consolidated Financial Statements (continued)


         The Company has insignificant revenues under contract for fiscal 2001, and has a severe liquidity shortfall that impairs its ability to meet its current operating cash flow requirements in the near term. As of April 12, 2001, the Company has less than $10,000 in cash available to meet its operating cash requirements in spite of receiving on April 12, 2001 $125,000 in funding (the terms of which have not been finalized) from a related party. The proceeds were used to fund current payroll expense. The Company needs $180,000 exclusive of scheduled debt repayments by April 20, 2001 and requires a cash inflow of approximately $900,000 per month exclusive of scheduled debt repayments to meet its current obligations as they become due. The Company is unable to project its monthly revenues, however, its cash flow from revenues in the recent past has not been sufficient to meet its current cash needs. If the Company fails to meet these obligations as they become due, it could lose the ability to broadcast its signal and might be required to cease operations. The expected operating losses, coupled with an acute lack of liquidity cause immediate substantial doubt about the Company's ability to continue as a going concern. The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity. Further, no financing arrangements are currently under contract and there are no assurances that the Company will be able to obtain adequate financing. As discussed below, the Company has approximately $7.3 million of indebtedness due April 17, 2001. The Company has not determined its course of action should financing not be raised or if an extension of the maturity of the $7.3 million indebtedness is not obtained. While the Company is seeking an extension of the maturity of the April 17, 2001 debt because of its inability to repay the indebtedness, failure to secure such an extension or obtain additional financing could lead to the immediate demand for repayment. Such a demand would likely cause a cessation of operations and/or force the Company into bankruptcy protection.

         If the Company is able to obtain the financing required to remain in business, to eventually achieve operating profits will require substantially increasing revenues and drastically reducing expenses from their current levels. Previous management intended to build the network and generate network sales. During most of fiscal 2000, the Company focused on expanding through acquisitions. In this connection, the Company completed one acquisition of a production company, Televideo, Inc., acquired KVAW in Eagle Pass, Texas, and entered into a number of letters of intent to acquire television stations. Although the Company still intends to acquire full-power stations in major Hispanic markets, in view of the difficulty the Company has encountered in raising the necessary capital for the acquisitions, the Company is presently focusing on expanding its distribution by increasing the number of affiliate stations that broadcast its programming, and by entering into agreements with cable companies to carry its programming. Affiliations are much less capital intensive and typically require significantly less working capital to begin operations. Because of the change in the expansion strategy and the inability to raise sufficient capital, station acquisition deposits totaling $4,725,125 were forfeited at the end of 2000.

         Current management has taken the revised approach to generate local advertising sales for Company owned and operated stations, plus secure network advertising at the best available rate. Management intends to increase rates as stations are added to the network. In addition, current management has agreed to accept up to three hours each day of paid programming, a source of revenue that was not previously incorporated in the business plan. This increased focus on generating advertising is expected to have a significant positive affect upon sales. In addition, the Company has added a focus to secure carriage agreements with cable and digital distribution companies. Securing distribution on

                         Hispanic Television Network, Inc.
                   Notes to Consolidated Financial Statements (continued)

         a cable system can have the dual benefit of not only increasing viewership (and thus making the network more attractive to advertisers), but many agreements with cable companies also provide revenue to the network in the form of subscriber fees.

         If the Company is able to obtain the required financing to remain in business, future operating results depend upon a number of factors, including but not limited to the strength of the national economy, the local economies where the Company's stations and affiliates are located, the amount of advertising spent - especially the amount of advertising spent for television, and the amount of advertising directed toward the Hispanic population. The Company's ability to attract the available advertising is dependent upon, among other things, its station's audience rating, its ability to provide interesting programming, local market competition from other television stations and other advertising media, and its ability to attract and retain television stations to carry its broadcast.

         On the expense side, the Company has reduced its recurring monthly expenses in almost every expense category, especially in the areas of payroll and programming where immediate cost reductions have been realized. The monthly cash expenses have been reduced from $1,500,000 to $900,000 by these actions. Additionally, current management has restructured the sales department and attracted sales people with experience selling advertising time on low-power stations as well as restructuring compensation for sales executives and managers from a salary based compensation to more of a commission based compensation. This change in policy will tie salesperson compensation directly to results.

         In January 2001 the Company secured financing from a consortium of investors. The terms of this financing obligated the investors to purchase, for an aggregate investment of $1,500,000, a total of 6,000,000 shares of common stock ("shares") and warrants ("warrants") to purchase 1,500,000 additional shares at a per-share purchase price of $1.00. The warrants may be exercised for one year after they are issued. The terms of the financing also obligated the investors to make 10 additional periodic purchases occurring 30 days apart, each involving 1,000,000 additional shares and 500,000 additional warrants. However, after making the initial purchase of 6 million shares and 1.5 million warrants for $1.5 million, the investors failed to make the required subsequent purchases and this agreement was terminated on March 30, 2001.

         In conjunction with the financing provided by the consortium of investors, the Company modified its existing debt financing arrangement provided by Goff Moore Strategic Partners, L.P. and a number of other private investors (collectively "GMSP"). The number of shares with respect to which GMSP will be granted warrants was modified, as was the floor and the ceiling of the exercise price that such warrants will feature. The original maturity date of January 31, 2001 was extended to March 31, 2001 in conjunction with the initial purchase of 6 million shares and 1.5 million warrants by the consortium of investors for $1.5 million. This maturity date was to be automatically extended with each additional periodic purchase by the consortium of investors. However, when the consortium of investors failed to make their first periodic payment, the maturity date on the credit facility was not extended. On April 12, 2001 the maturity date was extended to April 17, 2001. The Company is currently in discussions with GMSP to further extend the maturity. If the Company is unable to extend the maturity of this indebtedness, the lenders would be in a position to demand immediate repayment. As of April 12, 2001 the outstanding principal balance is $7,304,068. As previously discussed, the Company does not have the funds to repay this outstanding indebtedness and the demand for such payment could force the Company to cease

                         Hispanic Television Network, Inc.
                   Notes to Consolidated Financial Statements (continued)

         operations and/or seek bankruptcy protection.

         In addition, on February 5, 2001 the Company established a debt financing arrangement with a group consisting primarily of existing shareholders of the Company. The principal amount borrowed under this debt financing arrangement totaled $1,395,000. The outstanding principal amount bears interest at a rate of 12% per annum. All interest and principal is due and payable upon the first to occur of July 5, 2001 or the closing of an offering of either equity or debt securities, provided that the amount raised in the offering equals or exceeds $15 million. This debt financing arrangement is collateralized by the Company's 65% interest in the station in Beaumont (KO9OVO) and an undivided interest in the proceeds the Company may receive in its lawsuit against Knapp Petersen & Clark. In connection with this debt financing arrangement, the lenders were issued (for each $1.00 loaned) a warrant to acquire one Share, at any time within two years after the date of the related loan agreement, at a maximum per-Share exercise price of $.75. In addition, the lenders were issued four shares of restricted common stock for each $1.00 of debt financing.

3.       PREPAID EXPENSES AND OTHER ASSETS

         Prepaid expenses and other current assets consisted of the following at December 31, 2000:

              Prepaid expenses                                         $774,486
              Other current assets                                        5,085
                                                                    ------------
              Total prepaid  expenses and other current assets         $779,571
                                                                    ============

         Prepaid expenses represents payments made for items that will be expensed over time or at a future date. The major components are prepaid programming $574,617 and prepaid insurance of $126,352.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 2000:

              Machinery and equipment                             $ 2,330,114
              Assets under capital lease                              526,566
              Furniture & Fixtures                                    446,976
              Digital compression equipment                           852,152
              Building and leasehold improvements                   1,597,224
                                                               ---------------
                                                                    5,753,032
              Less: accumulated depreciation and amortization        (979,993)
                                                               ---------------
              Total property and equipment                        $ 4,773,039
                                                               ===============

                         Hispanic Television Network, Inc.
                   Notes to Consolidated Financial Statements (continued)

5.          OTHER ASSETS

           Other assets consisted of the following at December 31, 2000:

              Intangibles (licenses and agreements)                $ 400,000
              Station Deposits                                     1,688,523
              Prepaid programming (long term)                        967,896
              Other                                                    3,215
                                                            -----------------
                                                                   3,059,634
              Accumulated Amortization                                     -
                                                            -----------------
              Total Other Assets                                  $3,059,634
                                                            =================

         Intangibles include FCC licenses for stations in Oklahoma City, OK and Globe, AZ. They are recorded at their fair value of $200,000 per license after the impairment charge (see Note 1).

         Station deposits include $402,273 for the purchase of KVAW in Eagle Pass and $1,286,250 for the recently signed KJLA (Los Angeles) affiliate agreement. On February 28, 2001 the Company was awarded a full power license from the FCC for KVAW.

         During most of fiscal year 2000, the Company focused on expanding HTVN through acquisitions. Near the end of fiscal 2000, this strategy was changed from a focus on acquisitions to a growth strategy based upon forming affiliate relationships. Affiliation with television stations are much less capital intensive, and typically require significantly less working capital to begin operations, than acquiring stations. Because of this change in strategy and lack of available capital, we forfeited station acquisition deposits totaling $4,725,125. (See Note
         2).

6.       ACCRUED EXPENSES

        Accrued expenses consisted of the following at December 31, 2000:

              Legal Fees                                      $871,789
              Deferred Revenue                                 300,000
              Administrative Cost                              759,348
                                                       ----------------
              Total Accrued Expenses                        $1,931,137
                                                       ================

         Deferred revenue is for a contract to lease satellite space. The company which leased the satellite space has not yet commenced operations.

                         Hispanic Television Network, Inc.
                   Notes to Consolidated Financial Statements (continued)

         Administrative Cost represents a liability for various obligations. The primary components are $234,144 for salaries and benefits, $166,667 for a liability to Fort Worth Zoo, $106,000 accrued for programming expenses, and approximately $260,000 in other administrative fees.

7.          DEBT

         In July 2000, the Company entered into an $8,875,001 credit facility with Goff Moore Strategic Partners, L.P. and a number of other private investors. The credit facility was used to fund acquisitions and working capital. Pursuant to the terms of the credit facility, the Company (i) executed promissory notes that bear interest at a rate of 12% per annum and (ii) issued warrants to purchase shares of the Company's common stock, the aggregate number of shares for which the warrants are exercisable will be determined by dividing (a) the aggregate amount of funds loaned under the credit facility and accrued interest thereon by (b) the exercise price, which is deemed to be $.75. Because the Company did not pay off the funds advanced under the credit facility plus accrued interest by March 15, 2001, the aggregate number of shares issuable upon exercise of the warrants, as described above, will be increased by 150% and then by an additional 125%. The warrants expire 3 years after the debt has been paid. This credit facility as amended matures on April 17, 2001. (See Note 2).

         The warrants were recorded at their estimated fair value of $3.636 million. The difference between the face value of the credit facility and the cash received and allocated to the notes is treated as a discount, resulting in additional interest expense over the term of the credit facility. As of December 31, 2000, $7,304,068 was outstanding under this debt arrangement and the unamortized discount on the debt was $505,977. (See Note 2)

         On July 11, 2000, the Company acquired 100% of the outstanding stock of Televideo, Inc. and MGB Entertainment, Inc. As a result of the acquisition, the Company assumed the following loans: $100,000 loan payable to Texas State Bank (TVI Line of credit), maturing May 23, 2001, interest payable at 11.5% per annum; and $32,919 loan payable to Texas State Bank (TVI loan), maturing on April 22, 2002, at 8.5% per annum.

                              Hispanic Television Network, Inc.
                   Notes to Consolidated Financial Statements (continued)

7.      DEBT  (CONTINUED)

                                                                              2000
                                                                        ------------------
         Notes payable to Goff Moore  Strategic  Partners,  L.P.            $6,798,091
         and various  lenders  matures April 17, 2001,  interest
         at  an  annual  rate  of  12%  until   1/31/01  and  8%
         thereafter.  Balance is net of  $505,977 discount

         Loan payable to Texas State Bank (TVI Line of credit),                100,000
         maturing May 23, 2001, interest payable at 11.5% per
         annum.

         Loan payable to Texas State Bank (TVI loan), maturing on April         32,919
         22, 2002, at 8.5% per annum.

         Note payable to related party maturing July 5, 2001,                  270,000
         interest payable at 12% per annum.

         Note payable to various individuals, matured                          110,000
         December, 1996,  interest payable at maturity at a
         rate of 15% per annum.

         Notes payable to various individuals (AIN loans #2),                  210,000
         matured March, 1997, interest payable at maturity at
         a rate of 15% per annum.

         Note payable to Pacific Acquisition Group, matured                    250,500
         December 31, 1998, interest payable quarterly at a
         rate of 11% per annum.

         Note payable to Logistic Services International, Inc.                  28,000
         matured December 31, 1997.  Interest at a rate of 15%
         per annum

         Note payable to Walter Morris, matured March 31,                       40,000
         2001.  Interest at a rate of 15% per annum.

         Note payable to Ira Weingarten, maturing at October                    11,626
         31, 2001, interest payable at 0% per annum.
                                                                        ------------------
         Total                                                              $7,851,136
                                                                        ==================

                          Hispanic Television Network, Inc.
                   Notes to Consolidated Financial Statements (continued)

 8.      STOCKHOLDERS' EQUITY

         The Company is the successor entity formed by the merger on December 15, 1999 of American Independent Network, Inc. (AIN) and Hispano Television Ventures, Inc. The capital structure of the Company includes existing preferred stock from AIN of 42,427 shares. The preferred stock is convertible into two shares of common stock and receives cumulative interest payments at the rate of 9% per annum in lieu of dividends. The Company has accrued dividends in arrears of $62,260 as of December 31, 2000.

         PRIVATE PLACEMENT
         In January 2000 the Company completed a Private Placement whereby the Company sold 100 units, each unit consisting of 100,000 shares of common stock of the Company (the units were offered pursuant to Rule 506 of Regulation D promulgated under the Securities and Exchange Act) and 100,000 warrants to purchase one share of the Company's common stock at an exercise price of $2.00 per share. The warrants expire one year after the termination of the Private Placement. This was amended on December 15, 2000 so that each warrant exercised before December 31, 2000 would receive three shares of common stock plus one warrant with an exercise price of $2.00 per share with an expiration date of June 30, 2001. The Company received gross proceeds in January 2000 of $9,600,000 to complete the $10,000,000 offering pursuant to the Private Placement. The Company had previously received $400,000 of the proceeds in 1999.

         During 2000, the Company received proceeds of $2,516,500 from the exercise of stock warrants that were a part of the Private Placement of January 2000. 1,129,500 of these shares of common stock due from the exercise of stock warrants were issued in 2000. The remaining shares were issued in January 2001.

         In December 2000, the board of directors resolved that for every warrant converted, each shareholder would receive two additional shares of stock. In January 2001, 2,659,000 additional shares were issued to all shareholders who had converted warrants in 2000.

         PROGRAMMING SERVICES
         In January 2000, the Company entered into an agreement with a programming provider. In exchange for programming services, the Company issued 100,000 shares of the Company's common stock. These services were valued at $728,000, and the expense was recorded over a six-month period.

         CANCELED SHARES
         The Company canceled 475,169 shares of its common stock in January 2000 and 30,000 shares of its common stock in April 2000. The shares were returned to the Company as part of a judgment against an individual.

         CONSULTING AND PROFESSIONAL SERVICES/CHARITABLE CONTRIBUTIONS
         In lieu of cash payments, the Company issued 71,161 shares of common stock valued at $533,849 for consulting and professional services received by the Company. The Company also issued 27,206 shares of common stock valued at $83,332 for charitable contributions.

         TELEVISION STATIONS
         During fiscal year 2000, the Company issued or agreed to issue a total of 1,295,000 shares of common stock valued at $4,881,263 toward the acquisition of television stations and affiliate

                          Hispanic Television Network, Inc.
                   Notes to Consolidated Financial Statements (continued)

         agreements. As discussed in Note 2, we forfeited $4,725,125 in station acquisition deposits. This amount includes 1,115,000 shares of common stock valued at $1,970,000. Of the remaining shares issued or agreed to be issued, 80,000 shares valued at $425,200 were issued for an affiliate agreement with KJLA Los Angeles and 100,000 shares valued at $777,825 were issued for the acquisition of a station in Globe, AZ.

 9.      STOCK OPTION PLAN

         In February 2000, the Company agreed to adopt a Stock Incentive Plan (the plan), subject to shareholder approval. At the discretion of the Board of Directors, stock options may be granted to eligible participants, as defined. Generally, the options have a contractual life of 10 years, will vest over a two to three year period and the exercise price will be equal to the market value of the Company's stock at the date of grant. Options to purchase 110,000 shares of common stock are outstanding under the Plan.

         Because the option plan has not been approve by shareholders, there has not been a measurement date as defined under APB 25. Upon shareholder approval, the Company will recognize compensation expense based on the difference between the exercise price and the market value of the stock on the measurement date. No compensation expense was recognized in 2000 as the exercise price for all option grants under the Plan is greater than the fair value of the underlying common stock. Additionally options to purchase 250,000 shares of common stock were granted outside of the Plan to members of management. These options had below market exercise prices ranging from $.01 to $2.00 and therefore compensation expense of $2,814,100 will be recognized over the vesting period of which $911,667 was recognized in 2000.

         No options were outstanding as of December 31, 1999. A summary of the Company's stock option activity and related information for the year ended December 31, 2000 is as follows:

                                                                                        WEIGHTED-AVERAGE
                                                                      OPTIONS            EXERCISE PRICE
                                                                      --------------------------------------
           Options outstanding at December 31, 1999                              -          $       -
           Granted                                                       1,079,617
                                                                                                 5.77
           Forfeited                                                      (216,488)             13.97
                                                                      --------------------------------------
           Options outstanding at December 31, 2000                        863,129               4.73
                                                                      --------------------------------------

                          Hispanic Television Network, Inc.
                   Notes to Consolidated Financial Statements (continued)

                                                                                           WEIGHTED
         EXERCISE PRICE                                     WEIGHTED AVERAGE           AVERAGE REMAINING
         RANGE                             OPTIONS           EXERCISE PRICE            CONTRACTUAL LIFE
         -----                             -------           --------------            ----------------
         OUTSTANDING
         -----------
         $0.01  -  4.99                     528,953                      $1.81                       9.5
         $5.00  -  9.99                     267,250                       8.36                       9.4
         $10.00 - 15.00                      66,926                      13.74                       9.5
                                           --------                      -----
                                            863,129                       4.73                       9.5
         EXERCISABLE
         -----------
         $0.01  -  4.99                           -                          -                         -
         $5.00  -  9.99                     110,000                       8.18                       9.4
         $10.00 - 15.00                           -                          -                         -
                                       ----------------             ----------                   -------
                                            110,000                       8.18                       9.4

         Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions: risk-free interest rates of 6%; volatility of 80%; no dividend yield; and a weighted-average expected life of the option of 2.8 years. The weighted average fair value of grants made in 2000 was $5.77.

         For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense on a straight-line basis over the options vesting period. The Company's pro forma net loss for the year ended December 31, 2000 was ($38,964,765) or ($.43) per share.

10.      OPERATING LEASES

         The Company has commitments under operating leases for communication equipment and office equipment that are renewable at the option of the Company. During the year ended December 31, 2000 expense was $996,326.

         Future lease commitments in effect at December 31, 2000 are as follows:

              2001......................................       $ 1,013,452
              2002......................................           924,951
              2003......................................           885,491
              2004......................................           840,000
              2005......................................           840,000
              Thereafter................................            70,000
                                                            ---------------
                                                               $ 4,573,894
                                                            ===============

                          Hispanic Television Network, Inc.
                   Notes to Consolidated Financial Statements (continued)

11.         CAPITAL LEASES

         The Company has commitments under capital leases for television communication equipment that are renewable at the option of the Company. The amortization expense for the year ended December 31, 2000 was $88,142

         Future lease commitments in effect at December 31, 2000 are as follows:

               2001...........................................          $184,262
               2002...........................................           183,648
               2003...........................................            95,506
               2004...........................................             7,364
               2005...........................................             6,750
               Less:  amounts representing interest                      (85,516)
                                                                -----------------
                                                                        $392,014
                                                                =================

12.        ACQUISITIONS

           On July 1, 2000, the Company purchased, using the purchase method of accounting, Televideo, Inc. and MGB Entertainment, Inc. for 120,000 shares of common stock. The financial statements reflect the operations of Televideo, Inc. and for the period subsequent to acquisition on July 1, 2000. A summary of the combined purchase price allocation is as follows:

           Liabilities assumed                              $146,598
           Common stock issued                             1,661,800
                                                       -------------
           Amount allocated to assets                     $1,808,398
                                                       =============

           Net tangible assets                               156,635
           Goodwill                                        1,651,763
                                                       -------------
                                                          $1,808,398
                                                       =============

         On July 11, 2000, the Company issued 120,000 shares of its common stock, valued at $1,262,500, and options valued at $399,300 to acquire 100% of the outstanding stock of Televideo, Inc. and MGB Entertainment, Inc. The acquired entities are based in San Antonio, Texas and focus on the production of both English and Spanish language television programs and commercials. The acquired entities produce syndicated and network television programming as well as television commercials for advertising agencies and businesses. The operations of HTVN include the

                          Hispanic Television Network, Inc.
                   Notes to Consolidated Financial Statements (continued)

         operations of Televideo, Inc. and MGB Entertainment, Inc. since the acquisition date. As discussed in Note 1, the Company determined the goodwill to be impaired as of December 31, 2000 and charged the goodwill to operations.

         The following unaudited pro forma summary of combined operations was prepared to illustrate the estimated effects of the acquisition of Televideo and MGB as if such acquisitions had occurred on January 1, 2000. The pro forma financial information is provided for comparative purposes only, and is not necessarily indicative of the results that would have been obtained if the acquisitions had been effected throughout the period. The pro forma financial information is based upon the purchase method of accounting.

                                                                    Year ended December 31,
                                                                 2000               1999
                                                    ------------------------ -------------------------
         Revenues                                              $   903,527      $   325,343
         Loss from continuing operations                       (34,518,676)      (3,320,411)
         Net loss                                              (38,486,674)     (3,3,66,127)
         Basic and diluted loss per common share                      (.43)            (.06)

13.           INCOME TAXES

The provision for income taxes is reconciled with the statutory rate for the years ended December 31, 2000 and 1999 as follows:

                                                                     2000              1999
                                                               ----------------- -----------------
         Provision computed at federal statutory rate           $(13,094,137)      $(1,133,354)
         State income taxes, net of federal tax effect            (1,525,082)         (130,385)
         Increase in deferred tax assets valuation allowance      11,595,106         1,249,855
         Other                                                     3,024,113            13,884
                                                               ----------------- -----------------
                                                                $          -       $         -
                                                               ================= =================

         Other is comprised primarily of permanent differences of $2,929,256 related to the write-off of goodwill and $83,126 related to the amortization of goodwill prior to write-off.

                          Hispanic Television Network, Inc.
                   Notes to Consolidated Financial Statements (continued)

         Significant components of the deferred tax asset at December 31, 2000 are as follows:

                                                                      2000
                                                               ------------------
         Net operating loss carry forward                         $   16,404,738
         Stock compensation not currently deductible                     370,853
         Station FCC Licenses                                            955,672
                                                               ------------------
                                                                      17,731,263
         Valuation allowance of deferred tax assets                   17,550,912
                                                               ------------------
         Deferred tax assets net of valuation allowance                  180,351
         Deferred tax liabilities - property and equipment              (180,351)
                                                               ------------------
         Deferred tax assets net of deferred tax liabilities      $            -
                                                               ==================

         The Company has federal and state net operating loss carryovers in the amount of approximately $44,400,000 that begin to expire in 2010. The realization of the deferred tax assets associated with the net operating loss is dependent on generating sufficient taxable income prior to its expiration. A significant portion of the federal net operating loss carryover may be subject to limitations under Internal Revenue Code Section 382 as a result of the Merger Transaction. Due to the uncertainty of the Company's ability to generate such future taxable income management has established a valuation allowance off setting the net deferred tax asset.

14.      LEGAL PROCEEDINGS

         In March 2001 a former Chief Executive Officer filed a lawsuit for an unspecified amount regarding his departure from the Company. The Company believes that the claim is without merit and does not anticipate that a significant cost will be incurred as a result of this threatened pending action. Accordingly a reserve has not been established for this claim. Should Mr. Camacho prevail, it cannot be determined at this time what the amount of the judgment might be.

         During December 2000, Jerald C. Powell and Susan L. Powell filed a lawsuit in the 342nd District Court of Tarrant County, Texas (case no. 342-185613-00) against the Company, our predecessor corporations, ATN Network, Inc., Bob J. Bryant and Don Shelton (both former directors), and Fred Hoelke. Plaintiffs assert a variety of claims (including certain claims based on state securities laws) arising out of the alleged merger of ATN Network, Inc. into one of the Company's predecessor corporations and certain other related alleged transactions. All of the defendants have filed an answer in this lawsuit. This lawsuit is currently in the very early stage of discovery. Management believes this lawsuit is without merit, and we intend to defend vigorously against all of Plaintiffs' asserted claims.

                         Hispanic Television Network, Inc.
                   Notes to Consolidated Financial Statements (continued)

         The Company is involved in various claims and legal actions arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.


15.      RELATED PARTY TRANSACTIONS

         In November 1998, a former director of the Company, loaned the Company's predecessor $250,000 on 90 day terms at 10% interest. In June 1999, another former director loaned the Company's predecessor $150,000 at 10% interest and maturing in March 2000. On December 14, 1999, the former director released the Company from $160,000 of the remaining balance of these debts as a result of the merger with Hispano Television Ventures, Inc. The other former director released us from the remaining balance of $90,000 in January 2001.

         In November 1999, the Company entered into a Revolving Line of Credit with Bank One, N.A. pursuant to which the Company was able to borrow up to $500,000. In exchange for the Chairman of the Board's agreement to guarantee the borrowings under the Revolving Line of Credit, the Company granted him an option to purchase 500,000 shares of common stock at $0.20 per share. This option expires two years from the date of funding of the Revolving Line of Credit. The option was fully vested and exercisable upon issuance. The Company recorded a $495,000 charge in 1999 for the estimated fair value of the option.

         Additionally, Hispano Television Ventures entered into a consulting arrangement with Woodcrest Capital, L.L.C., ("Woodcrest") which is owned by our Chairman of the Board, and one of our directors. Pursuant to the terms of this May 28, 1999 agreement, Woodcrest agreed to provide the Company with business consulting services for a period of one year. Unless either party elects to terminate this arrangement, the agreement automatically renews for another one-year term. In exchange for services rendered prior to the date of the agreement, Woodcrest received 1,066,667 shares of common stock. Woodcrest is also entitled to receive reimbursement for all of its expenses and additional shares of common stock if the Company issues stock or issues options or warrants to purchase common stock for a price less than $0.09375 per share. This consulting contract with the Company remains in place. For the year ended December 2000, the Company recorded a consulting expense in the amount $2,723,193 which represents 634,156 common shares which is the pro rata portion of shares which were earned during the year. These shares have not been issued as of December 31, 2000.

         On May 31, 1999, the Chairman purchased $200,000 principal amount and a director purchased $15,000 principal amount of Hispano Television Ventures' convertible notes. The Chairman's father, also purchased $10,000 principal amount of notes.

         Goff Moore Strategic Partners, L.P. (see Note 2 and 7), as a condition to the financing provided to the Company, required that the Chairman participate in the credit facility. In order to secure the financing for the Company, the Chairman provided $250,000 of the Goff Moore credit facility.

                         Hispanic Television Network, Inc.
                   Notes to Consolidated Financial Statements (continued)

         In June 2000, the Company issued 1,236,449 shares of the Company's common stock, for settlement agreements with certain individuals, the majority of whom were shareholders, to release the Company of any and all claims the individuals had or may have against the Company. The settlements were for matters existing with the Company's predecessor and therefore were treated as an increase in the purchase price and accordingly, were recorded as an increase in goodwill. As discussed in
         Note 1, this goodwill was subsequently charged to earnings due to an event of impairment.

         During 2000, the Company issued 226,844 shares of its common stock with a value of $2,558,841 to a shareholder in return for legal services provided in a matter related to the Company's predecessor. The matter resulted in the return to the Company of previously outstanding stock. Accordingly, the fair value of these shares of $2,558,841 was treated as additional purchase price and recorded as goodwill. The Company paid this shareholder $124,644 during 2000 for legal and trustee fees and expenses. As discussed in Note 1, this goodwill was subsequently charged to earnings due to an event of impairment.

         In December 2000, the Company entered into a $270,000 credit facility with a related party. This debt was rolled into, and included in the February 5, 2001 loan agreement as described in Note 2.

         Upon joining the Company in February 2000 Mr. Marco Camacho, the former Chief Executive Officer of the Company, received a loan of $200,000, a portion of which was forgiven each month and recorded as compensation expense. There was no remaining balance as of December 31, 2000.

         In February, 2001 the Company issued 1 million shares of its common stock valued at $531,200 to a shareholder for consulting services rendered during the year ended December 31, 2000 and in the first quarter of 2001. One half of this amount, or $265,600, was recorded as an expense in the year ended December 31, 2000.