Form 10QSB
period 2001-03-31
HISPANIC TELEVISION NETWORK INC
filed 2001-05-21
CIK 1000876

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             ----------------------

                                   FORM 10-QSB

                             ----------------------


(Mark One)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended..............................March 31, 2001



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from        to
                                     ------    -----


                        Commission file number 000-23105

                             ----------------------

                        HISPANIC TELEVISION NETWORK, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                DELAWARE                                  75-2504551
     (State or Other Jurisdiction of           (IRS Employer Identification No.)
     Incorporation or Organization)

6125 AIRPORT FREEWAY, SUITE 200, FORT WORTH, TEXAS           76117
     (Address of Principal Executive offices)             (Zip Code)

         Issuer's telephone number, including area code: (817) 222-1234



                       AMERICAN INDEPENDENT NETWORK, INC.

             (Former Name, Former Address and Former Fiscal Year,
                          if changed since last report)

                             ----------------------



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of May 14, 2001, there were approximately 119,168,477 shares of our common stock issued and outstanding.

         Transitional Small Business Disclosure Format: Yes / / No /X/



================================================================================

                                       HISPANIC TELEVISION NETWORK, INC.

                                              TABLE OF CONTENTS



                                                                                                              PAGE
                                                                                                              ----
                                          PART I FINANCIAL INFORMATION

Item 1.    Financial Statements..................................................................................1

           Condensed Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000.......................2

           Condensed Statements of Operations for the three months ended March 31, 2001
           (unaudited) and March 31, 2000 (unaudited)............................................................3

           Condensed  Statements  of Cash Flow for the three months ended March 31, 2001
           (unaudited) and March 31, 2000 (unaudited)............................................................4

           Statement of Stockholders' Equity as of March 31, 2001 (unaudited)....................................5

           Notes to Condensed Financial Statements (unaudited)...................................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations................14

                                           PART II OTHER INFORMATION

Item 1.    Legal Proceedings....................................................................................21
Item 2.    Changes in Securities................................................................................21
Item 3.    Defaults Upon Senior Securities......................................................................22
Item 4.    Submission of Matters to a Vote of Security Holders..................................................22
Item 5.    Other Information....................................................................................22
Item 6.    Exhibits and Reports on Form 8-K.....................................................................22

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

Item 1. FINANCIAL STATEMENTS

                                          Hispanic Television Network, Inc.
                                        Condensed Consolidated Balance Sheets

                                                                               MARCH 31,              DECEMBER 31,
                                                                                 2001                     2000
                                                                             (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents                                            $           26,043        $          87,235
  Accounts Receivable (net of allowance for doubtful accounts of                  101,435                  141,481
  $29,000 at March 31, 2001 and $0 at December 31, 2000)
  Prepaid expenses and other current assets                                       260,003                  779,571
                                                                       --------------------      ------------------
Total current assets                                                              387,481                1,008,287

Property and equipment, net                                                     4,631,175                4,773,039
Other assets                                                                    1,588,777                3,059,634
                                                                       --------------------      ------------------
Total assets                                                           $        6,607,433        $       8,840,960
                                                                       ====================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                                                    $        2,494,734        $         917,730
   Accrued Liabilities and other                                                  312,840                1,631,137
   Notes Payable                                                                1,381,748                1,053,045
   Accrued Interest                                                               928,272                  656,075
   Deferred Revenue                                                               300,000                  300,000
   Due to Private Placement Participants, net of discount                       7,304,067                6,798,091
   Programming contracts payable                                                  515,750                1,607,000
   Obligation under capital lease                                                 360,080                  392,014
   Other                                                                           10,396                   10,396
                                                                       --------------------      ------------------
 Total Liabilities                                                             13,607,887               13,365,488

 STOCKHOLDERS' EQUITY:
   Convertible Preferred Stock, $1.00 par value:
     Authorized shares - 10,000,000
     Issued and outstanding - 42,427                                              275,774                  275,774
   Common stock pending issuance                                                3,045,484                3,887,836
   Common Stock, par value $0.01: 200,000,000 shares authorized,
     107,353,689 outstanding at March 31, 2001 and 90,822,587
     outstanding at December 31, 2000                                           1,073,537                  908,226
   Additional Capital                                                          36,539,704               32,353,122
   Accumulated Deficit                                                        (47,934,953)             (41,949,486)
                                                                       --------------------      ------------------
Total stockholders' equity (deficit)                                           (7,000,454)              (4,524,528)
                                                                       --------------------      ------------------
Total liabilities and stockholders' equity                             $        6,607,433        $       8,840,960
                                                                       ====================      ==================

                                                   SEE ACCOMPANYING NOTES

                                        Hispanic Television Network, Inc.
                                 Condensed Consolidated Statements of Operations
                           For the Three Months Ended March 31, 2001 and March 31, 2000
                                                   (Unaudited)

                                                                                2001                       2000
                                                                         --------------------    --------------------
Revenue                                                                  $       658,909         $        60,243

Expenses:
   Programming expenses                                                          563,819                 370,283
   Satellite rental                                                              226,711                 209,038
   Production expenses                                                            98,454                  97,462
   Rental expense (net)                                                           28,090                   8,253
   Professional fees                                                             498,342                       -
   General and Administrative expenses                                         2,770,882                 727,060
   Salaries and Wages                                                            775,672                 460,310
   Bad Debt Expense                                                               29,000                       -
   Non-cash compensation - Stock Options                                               -                 258,548
   Depreciation                                                                  165,089                  60,772
   Amortization                                                                   31,721                 284,323
                                                                         --------------------    --------------------
Total expenses                                                                 5,187,780               2,476,049
                                                                         --------------------    --------------------
Loss from Operations                                                          (4,528,871)             (2,415,806)
Other expenses
   Other loss or expenses                                                        172,000                       -
   Interest expense, net                                                       1,284,596                  26,549
                                                                         --------------------    --------------------
Net Loss                                                                 $    (5,985,467)        $    (2,442,355)
                                                                         ====================    ====================

Basic and diluted net loss per share                                     $          (.06)        $          (.03)
                                                                         ====================    ====================
Weighted average shares outstanding                                           98,626,886              84,372,484
                                                                         ====================    ====================


SEE ACCOMPANYING NOTES.

                                 Hispanic Television Network, Inc.
                                Condensed Statements of Cash Flows
                    For the Three Months Ended March 31, 2001 and March 31, 2000
                                           (Unaudited)



                                                                                    2001                 2000
                                                                              ----------------     ----------------
OPERATING ACTIVITIES
Net loss                                                                      $     (5,985,467)    $     (2,442,355)
Adjustment to reconcile net loss to net cash used by
   operating activities:
   Amortization                                                                         31,721              284,323
   Depreciation                                                                        165,089               60,772
   Stock issued for consulting, litigation settlement and                              616,317              258,548
        other services
   Write-off of impaired assets, net of related liabilities                           (904,502)                   -
   Interest expense on debt discount                                                   999,176                    -

   Changes in operating assets and liabilities:
        Accounts receivable                                                             40,046                6,750
        Other assets                                                                   (51,751)              73,799
        Prepaid assets                                                                 519,568             (376,140)
        Accounts payable                                                             1,577,004             (489,400)
        Other liabilities                                                              (46,092)             372,609
        Accrued Interest                                                               272,197               49,200
                                                                              ----------------     -----------------
Net cash used by operating activities                                               (2,766,694)          (2,201,894)
                                                                              ----------------     -----------------

INVESTING ACTIVITIES
Capital expenditures                                                                         -             (593,774)
Station acquisitions and licenses                                                            -           (2,700,000)
Purchase of Building                                                                         -             (800,000)
                                                                              ----------------      ---------------
Net cash used by investing activities                                                        -           (4,093,774)
                                                                              ----------------      ---------------

FINANCING ACTIVITIES
Payments under line of credit                                                          (19,498)            (500,000)
Borrowings on notes payable                                                          1,225,000               19,195
Proceeds from private placement                                                      1,500,000            9,600,000
                                                                              ----------------     ----------------
Net cash provided by financing activities                                            2,705,502            9,119,195
                                                                              ----------------     ----------------
Net cash increase (decrease)                                                           (61,192)           2,823,527
Cash, beginning of period                                                               87,235               52,655
                                                                              ----------------     ----------------
Cash at end of period                                                         $         26,043     $      2,876,182
                                                                              ================     ================

Cash paid for interest                                                        $              -     $         12,894
                                                                              ================     ================


Cash paid for income taxes                                                    $              -     $              -
                                                                              ================     ================


SEE ACCOMPANYING NOTES.

                          Hispanic Television Network, Inc
                           Statement of Stockholders'
                                     Equity
                                  Mach 31, 2001
                                   (Unaudited)



                                                               PREFERRED   PREFERRED        COMMON          COMMON       ADDITIONAL
                                                                SHARES       STOCK          SHARES          STOCK          CAPITAL
                                                            ------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                                     42,427    $ 275,774      78,101,596     $  781,016    $  3,074,282


Sale of common stock and exercise of warrants                         -            -      11,129,500        111,295      12,205,205
Common stock canceled due to judgement                                -            -        (505,169)        (5,052)          5,052
Common stock issued for settlements                                   -            -       1,236,449         12,364       1,990,982
Common stock issued for legal services                                -            -         226,844          2,270       2,556,571
Common stock issued for consulting and professional
  services                                                            -            -          71,161            711         533,138
Common stock issued for charitable contribution                       -            -          27,206            272          83,060
Common stock issued for programming services                          -            -         100,000          1,000         727,000
Compensation related to issuance of stock and stock options           -            -          20,000            200       1,002,919
Warrants issued with private placement debt                           -            -               -              -       3,636,000
Common stock issued/accrued for station acquisitions                  -            -         215,000          2,150       4,453,913
Common stock and options issued for the acquisition of
  Televideo                                                           -            -         120,000          1,200       1,660,600
Common stock issued for affiliate agreement                           -            -          80,000            800         424,400
Net Loss                                                              -            -               -              -               -
                                                            ------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                                     42,427    $ 275,774      90,822,587     $  908,226    $ 32,353,122

Common stock issued for consulting services                           -            -       2,004,000         20,040       1,146,205
Common stock issued from exercise of stock warrants                   -            -       2,559,000         25,590         174,410
Common stock issued for employee compensation                         -            -         114,153          1,142          63,782
Common stock issued for building improvements                         -            -          46,449            464          22,760
Common stock issued for cash                                          -            -       6,000,000         60,000       1,440,000
Common stock issued for station acquisitions                          -            -       1,000,000         10,000        (10,000)
Common stock issued for interest on debt                              -            -       4,780,000         47,800       1,322,200
Common stock issued for employee bonus                                -            -          27,500            275          27,225
Common stock to be issued for settlements                             -            -               -              -               -
Common stock to be issued for stock compensation                      -            -               -              -               -
Net income/(loss)                                                     -            -               -              -               -
                                                            ------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001                                        42,427    $ 275,774     107,353,689     $1,073,537    $ 36,539,704
                                                            ========================================================================


                                                                   COMMON
                                                                    STOCK
                                                                   PENDING       ACCUMULATED
                                                                   ISSUANCE        DEFICIT           TOTAL
                                                            ---------------------------------------------------
BALANCE AT DECEMBER 31, 1999                                                   $  (3,437,319)    $     693,753


Sale of common stock and xercise of warrants                         200,000               -        12,516,500
Common stock canceled due to judgement                                     -               -                 -
Common stock issued for settlements                                        -               -         2,003,346
Common stock issued for legal services                               666,145               -         3,224,986
Common stock issued for consulting and professional
  services                                                         2,988,793               -         3,522,642
Common stock issued for charitable contribution                            -               -            83,332
Common stock issued for programming services                               -               -           728,000
Compensation related to issuance of stock and stock options           32,898               -         1,036,017
Warrants issued with private placement debt                                -               -         3,636,000
Common stock issued/accrued for station acquisitions                       -               -         4,456,063
Common stock and options issued for the acquisition of
  Televideo                                                                -               -         1,661,800
Common stock issued for affiliate agreement                                -               -           425,200
Net Loss                                                                   -     (38,512,167)      (38,512,167)
                                                            ---------------------------------------------------
BALANCE AT DECEMBER 31, 2000                                     $ 3,887,836   $ (41,949,486)    $  (4,524,528)

Common stock issued for consulting services                         (791,740)              -           374,505
Common stock issued from exercise of stock warrants                 (200,000)              -                 -
Common stock issued for employee compensation                        (23,196)              -            41,728
Common stock issued for building improvements                              -               -            23,224
Common stock issued for cash                                               -               -         1,500,000
Common stock issued for station acquisitions                               -               -                 -
Common stock issued for interest on debt                                   -               -         1,370,000
Common stock issued for employee bonus                                     -               -            27,500
Common stock to be issued for settlements                            172,000               -           172,000
Common stock to be issued for stock compensation                         584               -               584
Net income/(loss)                                                          -      (5,985,467)       (5,985,467)
                                                            ---------------------------------------------------
BALANCE AT MARCH 31, 2001                                        $ 3,045,484   $ (47,934,953)    $  (7,000,454)
                                                            ===================================================


                     Notes to Condensed Financial Statements
                                 March 31, 2001
                                   (Unaudited)

1.   GENERAL

     The financial statements of Hispanic Television Network, Inc. ("the Company") as of March 31, 2001 and for the three-month periods ended March 31, 2001 and March 31, 2000 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 3-10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. While management of the Company believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in the Company's 2000 Form 10-KSB. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial statements for the interim periods presented. The results of operations for the three-month periods ended March 31, 2001 and March 31, 2000 are not necessarily indicative of the results to be expected for the entire year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                        Hispanic Television Network, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2001
                                   (Unaudited)

     Accordingly, the Merger was accounted for as a "reverse acquisition" using the purchase method of accounting with HT Ventures being the "accounting acquirer". In a reverse acquisition, the historical stockholders' equity of the accounting acquirer prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuers and acquirer's stock by an offset to paid in capital. All share and per share information has been presented in the accompanying financial statements as if the recapitalization had occurred as of the first day presented in the financial statements. The financial statements reflect the operations of AIN and for the period subsequent to acquisition on September 2, 1999

     RISKS AND UNCERTAINTIES
     In addition to the other information in this report and in the annual report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

     The Company has a severe liquidity shortfall. Revenues are inadequate to meet current operating cash flow requirements and immediate funding is required to continue operations. Expected operating losses, coupled with an acute lack of liquidity cause immediate substantial doubt about the Company's ability to continue as a going concern. The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity. Further, no financing arrangements are currently under contract and there are no assurances that the Company will be able to obtain adequate financing. In addition, the Company has approximately $7.3 million of indebtedness that matured April 30, 2001. The Company is seeking an extension of the maturity date and has not determined its course of action should financing not be raised or if an extension of the maturity is not obtained. Because of its inability to repay the indebtedness, failure to secure such an extension or obtain additional financing could lead to the immediate demand for repayment. Such a demand would likely cause a cessation of operations and/or force the Company into bankruptcy protection.

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

     The Company has a history of losses, losses are expected in the future, and there can be no assurance that profitability can be attained in the future. Even if profitability is achieved, the Company may not sustain profitability on a quarterly or annual basis in the future.

     The Company is controlled by a small group of existing stockholders whose interest may differ from those of other stockholders. Our directors, executive officers and their affiliates beneficially own, in the aggregate, a significant majority of our issued and outstanding common stock. As a result, these stockholders will be able to control the outcome of all matters requiring stockholder approval, including:

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

     The Company's common stock is traded on The NASDAQ National Market under the symbol HTVN. To be listed on Nasdaq companies must, among other requirements, maintain a minimum bid price of $1.00 and have a minimum of $4 million in net tangible assets. The Company currently fails to meet both of these requirements and Nasdaq has notified the Company that it is subject to having its stock delisted. Should the stock be delisted by Nasdaq, the liquidity and the volume of shares traded, the price, and the bid/ask spread could be adversely affected.

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

     PROPERTY AND EQUIPMENT
     Property and equipment are recorded at cost. The cost of property and equipment is depreciated over the estimated useful lives of the assets ranging from three to forty years. Improvements are amortized by the straight-line method over the shorter of the estimated useful life of the improvement or the improved asset. Depreciation is calculated using the straight-line method. For the year ended December 31, 2000 the Company incurred $ 305,668 in depreciation expense, including amortization of assets under capital leases. This amount was $165,089 for the three months ended March 31, 2001.

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

     CONCENTRATION OF CREDIT RISK
     Financial instruments, which potentially subject the Company to concentration of credit risk, principally consist of accounts receivable. At March 31, 2001, one customer had a balance of $46,875 that was approximately 36% of the total receivable balance. This receivable was collected in May 2001. The Company's billings are due generally in 30 days, and the Company does not require collateral on accounts.

     LOSS PER SHARE
     Basic and diluted net loss per share is computed based on the loss divided by the weighted average number of shares of common stock outstanding during each period. Potentially dilutive securities totaling 11,675,412 additional shares of common stock resulting from the conversion or exercise of preferred stock and stock options were not included in the calculation as their effect is antidilutive.

     PREPAID PROGRAMMING AND PROGRAMMING PAYABLE
     The Company acquires the contractual rights to show certain of its programming for a stated period of time. The Company records the asset and the contractual payable when the contract is entered into. The programming is amortized over the duration of the contract while the payable is reduced as payments are made. In February 2001 the contract with a program provider was cancelled resulting in the elimination of an asset valued at $1,309,646 and the elimination of liabilities totaling $1,332,139. As of March 31, 2001 the Company had programming assets of $193,042 and $515,750 in payables under such contracts. At December 31, 2000 the remaining average life of the contracts was approximately 3 years.

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

2.   LIQUIDITY AND FUTURE VIABILITY

     Near the end of 2000 and continuing into 2001, the Company is experiencing critical liquidity needs resulting from the following factors:

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

     The Company has insignificant revenues under contract for fiscal 2001, and has a severe liquidity shortfall that impairs its ability to meet its current operating cash flow requirements. As of May 11, 2001, it has less than $10,000 in cash available to meet its operating cash requirements. The Company needs a cash inflow of approximately $900,000 per month exclusive of scheduled debt repayments to meet its current monthly obligations and cash flow from revenues of approximately $200,000 per month are not sufficient to meet current cash needs. If the Company fails to meet its obligations as they become due, it could lose the ability to broadcast its signal and might be required to cease operations. The expected operating losses, coupled with an acute lack of liquidity cause immediate substantial doubt about the Company's ability to continue as a going concern. The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity. Further, no financing arrangements are currently under contract and there are no assurances that the Company will be able to obtain adequate financing. As discussed below, the Company has approximately $7.3 million of indebtedness which was due on April 30, 2001. The Company has not determined its course of action should financing not be raised or if an extension of the maturity of the $7.3 million indebtedness is not obtained. While the Company is seeking an extension of the maturity of the April 30, 2001 debt because of its inability to repay the indebtedness, failure to secure such an extension or obtain additional financing could lead to the immediate demand for repayment. Such a demand would likely cause a cessation of operations and/or force the Company into bankruptcy protection.

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

     Current management has expanded the Company's revenue generation formula to include local advertising sales for Company owned and operated stations, while securing network advertising at the best available rate. Management intends to increase rates as stations are added to the network. In addition, current management has agreed to accept up to three hours each day of paid programming, a source of revenue that was not previously incorporated in the business plan. This increased focus on generating advertising is expected to have a significant positive affect upon sales. In addition, the Company has added a focus to secure carriage agreements with cable and digital distribution companies. Securing distribution on a cable system can have the dual benefit of not only increasing viewership (and thus making the network more attractive to advertisers), but many agreements with cable companies also provide revenue to the network in the form of subscriber fees.

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

     On February 13, 2001 the Company entered into a strategic relationship with a consortium of investors. The terms of this relationship obligated the investors to purchase 6,000,000 shares of common stock, and warrants to purchase 1,500,000 additional shares, for an aggregate price of $1,500,000. The warrants entitle the holder to purchase common stock at a per-share purchase price of $1.00 and may be exercised for one year after they are issued. The terms of the financing also obligated the investors to purchase periodically, for an aggregate investment of $5,000,000, a total of 10,000,000 additional shares and 5,000,000 additional warrants, also having a $1.00 per-share purchase price and one-year exercise term. These additional shares and warrants were to be purchased in 10 separate closings occurring 30 days apart, each involving 1,000,000 additional shares and 500,000 additional warrants. However, after making the initial purchase of 6 million shares and 1.5 million warrants for $1.5 million, the investors failed to make the required subsequent purchases and the Company terminated the agreement on March 30, 2001.

     The existing debt financing arrangement provided by Goff Moore Strategic Partners, L.P. and a number of other private investors (collectively "GMSP") was amended on April 17, 2001 (see Note 3). The number of shares with respect to which GMSP will be granted warrants was modified, as was the exercise price of such warrants and the maturity date of the credit facility was extended to April 30, 2001. The Company is currently in discussions with GMSP to further extend the maturity. If the Company is unable to extend the maturity of this indebtedness, the lenders would be in a position to demand immediate repayment. As of May 11, 2001 the outstanding principal balance is $7,304,068. As previously discussed, the Company does not have the funds to repay this outstanding indebtedness and the demand for such payment could force the Company to cease operations and/or seek bankruptcy protection.

     As discussed below, on February 5, 2001 the Company established a debt financing arrangement with a group consisting primarily of existing shareholders of the Company. The principal amount borrowed totaled $1,370,000 and is payable on or before July 5, 2001. On April 24, 2001 the Loan Agreement of February 5, 2001 was amended to increase the maximum loan amount by $1 million. All other terms of the Loan Agreement remained unchanged. As of May 11, 2001 the Company has received $692,000 under the amended Loan Agreement.

3.   DEBT

     In July 2000, the Company entered into an $8,875,001 credit facility with Goff Moore Strategic Partners, L.P. and a number of other private investors. The credit facility was used to fund acquisitions and working capital. Pursuant to the terms of the credit facility, the Company (i) executed promissory notes that bear interest at a rate of 12% per annum and
     (ii) issued warrants to purchase shares of the Company's common stock that expire 3 years after the debt has been paid. On April 17, 2001 the terms of the credit facility were amended. As amended, the exercise price of the warrants is $.01 (one cent). If the entire amount owed under the credit facility is paid on or before May 31, 2001, the number of shares of common stock that may be purchased by exercising the warrants is equal to 5% of the fully diluted shares of the Company. This percentage increases each month up to 12.5% of the fully diluted shares if the loan is repaid on or before August 31, 2001. Effective February 1, 2001, the credit facility bears interest at the annual rate of 13%. The credit facility matured on April 30, 2001.

     The warrants were recorded at their estimated fair value of $3.636 million. The difference between the face value of the credit facility and the cash received and allocated to the notes is treated as a discount, resulting in additional interest expense over the term of the credit facility. As of March 31, 2001, $7,304,068 was outstanding under this debt arrangement and the discount on the debt was fully amortized.

     On July 11, 2000, the Company acquired 100% of the outstanding stock of Televideo, Inc. and MGB Entertainment, Inc. As a result of the acquisition, the Company assumed the following loans: $100,000 loan, payable to Texas State Bank (TVI Line of credit), maturing May 23, 2001, interest payable at 11.5% per annum; and $32,919 loan payable to Texas State Bank (TVI loan), maturing on April 22, 2002, at 8.5% per annum. The outstanding balances on these loans as of March 31, 2001 were $96,197 and $27,225.

     On February 5, 2001 the Company established a debt financing arrangement with a group consisting primarily of existing shareholders of the Company. The principal amount borrowed under this debt financing arrangement totaled $1,370,000 and the outstanding principal amount bears interest at a rate of 12% per annum. All interest and principal is due and payable upon the first to occur of July 5, 2001 or the closing of an offering of either equity or debt securities, provided that the amount raised in the offering equals or exceeds $15 million. This debt financing arrangement is collateralized by the Company's 65% interest in the station in Beaumont (KO9OVO) and an undivided interest in the proceeds the Company may receive in its lawsuit against Knapp Petersen & Clark. In connection with this debt financing arrangement, the lenders were issued (for each $1.00 loaned) a warrant to acquire one share of restricted common stock, at any time within two years after the date of the related loan agreement, at a maximum per-share exercise price of $.75. In addition, the lenders were issued four shares of restricted common stock for each $1.00 of debt financing. This debt arrangement was amended on April 24, 2001 to increase the maximum loan amount by $1 million. The security interest of participants in the amended increased loan amount is subordinated to the security interest of the original lenders.

     The common stock and warrants were recorded at the amount received of $1.37 million. The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan. As of March 31, 2001, $1,370,000 was outstanding under this debt arrangement and the unamortized discount on the debt equaled $876,800.

     On March 30, 2001, the Company entered into a $125,000 credit facility with a related party. This debt was incorporated into the amended February 5, 2001 debt arrangement on April 24, 2001.

4.   STOCKHOLDERS' EQUITY

     The Company is the successor entity formed by the merger on December 15, 1999 of American Independent Network, Inc. (AIN) and Hispano Television Ventures, Inc. The capital structure of the Company includes existing preferred stock from AIN of 42,427 shares. The preferred stock is convertible into two shares of common stock and receives cumulative interest payments at the rate of 9% per annum in lieu of dividends. The Company has accrued dividends in arrears of $68,465 as of March 31, 2001.

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

     In December 2000, the board of directors resolved that for every warrant converted, each shareholder would receive two additional shares of stock. In January 2001, 2,559,000 additional shares were issued to all shareholders who had converted warrants in 2000.

     From a consortium of investors the Company received $1,500,000 in January 2001 for 6 million common shares and 1.5 million warrants to purchase one share of the Company's common stock at an exercise price of $1.00 per share. The warrants expire February 5, 2002.

     CONSULTING AND PROFESSIONAL SERVICES/CHARITABLE CONTRIBUTIONS
     In January 2001, the Company issued 2,004,000 shares to related parties for consulting and legal services during 2000 and the first quarter of 2001. $931,745 of the expense relating to these shares was recorded in fiscal year 2000. The remaining $234,500 expense was recognized in January 2001.

     Hispano Television Ventures entered into a consulting arrangement with Woodcrest Capital, L.L.C., which is owned by our Chairman of the Board and one of our directors. Pursuant to the terms of this May 28, 1999 agreement, Woodcrest agreed to provide the Company with business consulting services. In exchange for services, Woodcrest receives 1,066,667 shares of common stock per year of Hispano Television Ventures common stock which, after a 4:1 stock split by Hispano Ventures and a conversion factor of 1.64 for the merger with AIN, is the equivalent of 7 million common shares of the Company. Woodcrest is also entitled to receive reimbursement for all of its expenses and additional shares of common stock if the Company issues stock or issues options or warrants to purchase common stock for a price less than $0.09375 per share. This consulting contract with the Company remains in place. Woodcrest agreed to accept 1,066,667 common shares of the Company as full common share payment for the period of May 28, 2000 through May 28, 2001. For the year ended December 2000, the Company recorded a consulting expense in the amount $2,723,193 which represents 634,156 common shares which is the pro rata portion of shares which were earned during the year. For the three months ended March 31, 2001 the Company recorded a consulting expense of $140,005 which represents 266,667 common shares which is the pro rata portion of shares which were earned for the quarter. These shares have not been issued as of May 11, 2001.

     TELEVISION STATIONS
     During fiscal year 2000, the Company issued or agreed to issue a total of 1,295,000 shares of common stock valued at $4,881,263 toward the acquisition of television stations and affiliate agreements. One million of these common shares were issued in February 2001. During the year ended December 31, 2000, the Company forfeited $4,725,125 in station acquisition deposits. This amount includes 1,115,000 shares of common stock valued at $1,970,000. Of the remaining shares issued or agreed to be issued, 80,000 shares valued at $425,200 were issued for an affiliate agreement with KJLA Los Angeles and 100,000 shares valued at $777,825 were issued for the acquisition of a station in Globe, AZ.

     EMPLOYEE COMPENSATION
     During the first quarter of 2001, the Company issued or agreed to issue 161,786 shares of common stock valued at $102,711 to employees as additional compensation. Of this $32,898 was reflected as of December 31, 2000 and $69,812 was charged to earnings in the first quarter of 2001.

     BUILDING IMPROVEMENTS
     In lieu of cash payment, the Company issued 46,449 shares of common stock valued at $23,224 for partial payment for building improvements in February 2001.

     SETTLEMENTS
     In March 2001, the Company agreed to issue 430,000 shares of the Company's common stock, for settlement agreements with certain individuals, all of whom were shareholders, to release the Company of any and all claims the individuals had or may have against the Company. The settlements were for matters existing with the Company's predecessor and therefore were treated as an increase in the purchase price. Since goodwill is impaired and was expensed in 2000, the fair value of the shares in the amount of $172,000 was charged to earnings.

5.   LEGAL PROCEEDINGS
     Currently, we are a party to the following actions:

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

     The Company is involved in various other claims and legal actions arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

6.   SUBSEQUENT EVENTS

     On April 16, 2001 Mr. Emilio Gorriti was terminated as President, Chief Executive Officer, and board member.

     On April 17, 2001 a related party provided a loan to the Company in the amount of $100,000. The loan is unsecured, non-interest bearing, and matures on October 16, 2001. If this debt is repaid by May 16, 2001, the lender shall receive 100,000 shares of common stock as consideration for providing the loan. The number of shares paid as consideration for making the loan increases each month the loan is outstanding.

     On April 30, 2001 Mr. Ryffel, the Company's chairman of the board, provided $112,000 to the Company to cover a payroll overdraft. Terms of the funding from Mr. Ryffel have not been finalized.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



BACKGROUND

     On December 14, 1999, American Independent Network, or AIN, merged with Hispano Television Ventures, Inc., a producer of Spanish-language programming, and was renamed Hispanic Television Network, Inc. Originally formed on December 11, 1992, AIN has historically operated as a general market, family-oriented television network providing programming and other services. Hispanic Television Network, Inc. (the "Company") owns and operates two television networks. The first of these networks is a Spanish-language television network named "Television Hispana" or HTVN. This network is focused primarily on serving Hispanic individuals of Mexican origin (also referred to as Mexican Hispanics). Currently HTVN owns, operates, or has affiliations with 23 television stations. The second of our networks is a general market, family-oriented English-language television network named the "American Independent Network" or AIN. It provides programming 24 hours a day, seven days a week to more than 40 affiliate stations located throughout the United States.

     The Company has experienced significant operating losses and negative cash flows in the first quarter of 2001, and expects to incur such losses in the foreseeable future. Near the end of 2000, the Company experienced critical liquidity needs resulting from the following factors:

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

     The Company has insignificant revenues under contract for fiscal 2001, and has a severe liquidity shortfall that impairs its ability to meet its current operating cash flow requirements in the near term. As of May 11, 2001, the Company has less than $10,000 in cash available to meet its operating cash requirements. The Company needs a cash inflow of approximately $900,000 per month exclusive of scheduled debt repayments to meet its current monthly obligations. The cash flow from revenues of approximately $200,000 per month are not sufficient to meet current cash needs. If the Company fails to meet its obligations as they become due, it could lose the ability to broadcast its signal and might be required to cease operations. The expected operating losses, coupled with an acute lack of liquidity cause immediate substantial doubt about the Company's ability to continue as a going concern. The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity. Further, no financing arrangements are currently under contract and there are no assurances that the Company will be able to obtain adequate financing. As discussed below, the Company has approximately $7.3 million of indebtedness which was due on April 30, 2001. The Company has not determined its course of action should financing not be raised or if an extension of the maturity of the $7.3 million indebtedness is not obtained. While the Company is seeking an extension of the maturity of the April 30, 2001 debt because of its inability to repay the indebtedness, failure to secure such an extension or obtain additional financing could lead to the immediate demand for repayment. Such a demand would likely cause a cessation of operations and/or force the Company into bankruptcy protection.

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

     Current management has expanded the Company's revenue generation formula to include local advertising sales for Company owned and operated stations, plus securing network advertising at the best available rate. Management intends to increase rates as stations are added to the network. In addition, current management has agreed to accept up to three hours each day of paid programming, a source of revenue that was not previously incorporated in the business plan. This increased focus on generating advertising is expected to have a significant positive affect upon sales. In addition, the Company has added a focus to secure carriage agreements with cable and digital distribution companies. Securing distribution on a cable system can have the dual benefit of not only increasing viewership (and thus making the network more attractive to advertisers), but many agreements with cable companies also provide revenue to the network in the form of subscriber fees.

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


EXPENSES


     Our most significant expenses are employee compensation, engineering and transmission expenses, professional services, production and programming expenses. Depreciation of fixed assets and amortization of costs associated with stations we own are also significant expense items. In some cases, we incur upfront programming expenses when procuring programming usages and licenses. These upfront payments are amortized over the applicable contract term. As a result of attracting key officers and personnel to HTVN, we have offered stock options as an alternate form of compensation. In the event that the strike price of the stock option is less than the fair market value of the stock on the date of grant, any difference will be amortized as compensation expense over the vesting period of the stock options.

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

RESULTS OF OPERATIONS: FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

     REVENUES. Revenues are primarily derived from sales of advertising and programming time, and production services. Revenues for the three months ended March 31, 2001 were $658,909 compared to $60,243 for the three months ended March 31, 2000. Sales in the first quarter of 2000 were derived primarily from AIN as Television

Hispania was being launched. Revenues in the first quarter of 2001 include advertising on HTVN, AIN, and production sales by Televideo, which was acquired in July, 2000.

     COST OF OPERATIONS. Costs of operations were $5,187,780 for the first three months of 2001 compared to $2,476,049 for the three months ended March 31, 2000. Affiliate fees of $1,548,633 were incurred in 2001 for network affiliations - primarily for KJLA in Los Angeles. These fees were not incurred in 2000. Other major components of Cost of Operations include $563,819 for programming, $226,711 satellite rental, professional fees of $498,342 which includes the cost of the Company's independent auditors and business consulting services provided by Woodcrest Capital, L.L.C. (which is owned by our Chairman of the Board and one of our directors) and a related party, and $1,130,000 in employment related expenses.

         INTEREST EXPENSE for the three months ended March 31, 2001 and March 31, 2000 were $1,284,596 and $26,549. Interest expense for the first three months of 2001 includes amortization of a loan discount of $505,977 and interest expense of $231,295 associated with the debt financing arrangement provided by Goff-Moore Strategic Partners, L.P. Interest expense also includes amortization of a loan discount associated with the February 5, 2001 loan agreement in the amount of $493,200. The balance was interest incurred on bridge loans and other financings.

         OPERATING RESULTS. We had a net loss of $5,985,467 for the three months ended March 31, 2001 compared to a net loss of $2,442,355 for the three months ended March 31, 2000. The increased loss for 2001 is attributable to the increased expenses detailed above.

         OTHER EXPENSES. In March 2001, the Company agreed to issue 430,000 shares of the Company's common stock for settlement agreements with certain individuals, all of whom were shareholders, to release the Company of any and all claims the individuals had or may have against the Company. The settlements were for matters existing with the Company's predecessor and therefore were treated as an increase in the purchase price. Since goodwill is impaired and was expensed in 2000, the fair value of the shares in the amount of $172,000 was charged to earnings.

         EARNINGS PER SHARE OF COMMON STOCK. The net losses per common share are based upon the weighted average of outstanding common stock. The net loss per share of common stock was ($0.06) for the three months ended March 31, 2001 compared to a net loss per share of common stock of $(0.03) for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We financed our operations through a combination of issuing equity securities to private investors, issuing common stock for obligations in lieu of cash payments, issuance of private debt, obtained loans from related parties, and cash generated from operations. We have had cumulative losses of $47,934,953 from inception through March 31, 2001. Current liabilities at March 31, 2001 were $13,607,887, which exceeds current assets of $387,481 by $13,220,406. Financing activities for 2001 include:

         1) We received $1,500,000 from the sale of common stock and warrants. These funds were used primarily for working capital needs.

         2) We issued common stock in lieu of cash payments totaling $639,541 for legal and professional services, settlements, consulting services, employee compensation, building improvements and other miscellaneous expenses.

         3) We received funding of $1,100,000 under a Loan Agreement dated February 5, 2001 from a group comprised primarily of related parties. The proceeds were used primarily for working capital. This loan bears interest at the rate of 12% per annum and matures on July 5, 2001. Funding of $270,000 received from a related party in December 2000 was incorporated into this Loan Agreement.

         4) On April 24, 2001 the Loan Agreement of February 5, 2001 was amended to increase the maximum loan amount by $1 million. All other terms of the Loan Agreement remained unchanged. As of May 11, 2001 the Company has received $692,000 under the amended Loan Agreement. The proceeds were used for payroll, satellite lease payments, and the KJLA affiliate fee.

         5) On April 30, 2001 Mr. Ryffel, the Company's chairman of the board, provided $112,000 to the Company to cover a payroll overdraft. Terms of the funding from Mr. Ryffel have not been finalized.

         6) On April 17, 2001 a related party provided a loan to the Company in the amount of $100,000. The loan is unsecured, non-interest bearing, and matures on October 16, 2001. If this debt is repaid by May 16, 2001, the lender shall receive 100,000 shares of common stock as consideration for providing the loan. The number of shares paid as consideration increases each month the loan is outstanding.

     The Company has insignificant revenues under contract for fiscal 2001, and has a severe liquidity shortfall that impairs its ability to meet its current operating cash flow requirements in the near term. As of May 11, 2001, the Company has less than $10,000 in cash available to meet its operating cash requirements. The Company needs a cash inflow of approximately $900,000 per month exclusive of scheduled debt repayments to meet its current monthly obligations. The cash flow from revenues of approximately $200,000 per month is not sufficient to meet current cash needs. If the Company fails to meet its obligations as they become due, it could lose the ability to broadcast its signal and might be required to cease operations. The expected operating losses, coupled with an acute lack of liquidity cause immediate substantial doubt about the Company's ability to continue as a going concern. The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity. Further, no financing arrangements are currently under contract and there are no assurances that the Company will be able to obtain adequate financing. As discussed below, the Company has approximately $7.3 million of indebtedness that matured on April 30, 2001. The Company has not determined its course of action should financing not be raised or if an extension of the maturity of the $7.3 million indebtedness is not obtained. While the Company is seeking an extension of the maturity of the April 30, 2001 debt because of its inability to repay the indebtedness, failure to secure such an extension or obtain additional financing could lead to the immediate demand for repayment. Such a demand would likely cause a cessation of operations and/or force the Company into bankruptcy protection.

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

         In July 2000, the Company entered into an $8,875,001 credit facility with Goff Moore Strategic Partners (GMSP), L.P. and a number of other private investors of which $7,304,068 was funded to the Company. The credit facility was used for station acquisitions and working capital. Pursuant to the terms of the credit facility, the Company (i) executed promissory notes that bear interest at a rate of 12% per annum and (ii) issued warrants to purchase shares of the Company's common stock that expire 3 years after the debt has been repaid. On April 17, 2001 the maturity date of the loan was extended to April 30, 2001, the exercise price of the warrants amended to equal $0.01 (one cent) per common share. Provided entire amount owed under the credit facility is paid on or before May 31, 2001, the number of shares of common stock that may be purchased by exercising the warrants is equal to 5% of the fully diluted shares of the Company. This percentage increases each month up to 12.5% of the fully diluted shares if paid on or before August 31, 2001. The credit facility matured on April 30, 2001 and effective February 1, 2001 bears interest at the annual rate of 13%. Discussions are ongoing to further extend the maturity date. If we are unable to secure a further extension for this indebtedness, the lenders would be in a position to require immediate repayment. As of May 11, 2001 the outstanding principal balance is $7,304,068. As previously discussed, the Company does not have the funds to repay this outstanding indebtedness and the demand for such payment could force the Company to cease operations and/or seek bankruptcy protection.

     The warrants were recorded at their estimated fair value of $3.636 million. The difference between the face value of the credit facility and the cash received and allocated to the notes is treated as a discount, resulting in additional interest expense over the term of the credit facility. As of March 31, 2001, $7,304,067 was outstanding under this debt arrangement and the unamortized discount on the debt was fully amortized.

     On February 5, 2001 the Company established a debt financing arrangement with a group consisting primarily of existing shareholders of the Company. The principal amount borrowed under this debt financing arrangement totaled $1,370,000 and bears interest at the rate of 12% per annum. All interest and principal is due and payable upon the first to occur of July 5, 2001 or the closing of an offering of either equity or debt securities, provided that the amount raised in the offering equals or exceeds $15 million. This debt financing arrangement is collateralized by the Company's 65% interest in the station in Beaumont (KO9OVO) and an undivided interest in the proceeds the Company may receive in its lawsuit against Knapp Petersen & Clark. In connection with this debt financing arrangement, the lenders were issued (for each $1.00 loaned) a warrant to acquire one share of restricted common stock, at any time within two years after the date of the related loan agreement, at a maximum per-share exercise price of $.75. In addition, the lenders were issued four shares of restricted common stock for each $1.00 of debt financing. This debt arrangement was amended on April 24, 2001 to increase the maximum loan amount by $1 million. The security interest of participants in the amended increased loan amount is subordinated to the security interest of the original lenders.

     The common stock and warrants were recorded at the amount received of $1.37 million. The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan. As of March 31, 2001, $1,370,000 was outstanding under this debt arrangement and the unamortized discount on the debt equaled $876,800.

     On February 13, 2001 the Company secured financing from a consortium of investors. The terms of this financing obligated the investors to purchase, for an aggregate investment of $1,500,000, a total of 6,000,000 shares of common stock ("shares") and warrants ("warrants") to purchase 1,500,000 additional shares at a per-share purchase price of $1.00. The warrants may be exercised for one year after they are issued. The terms of the financing also obligated the investors to make 10 additional periodic purchases occurring 30 days apart, each involving 1,000,000 additional shares and 500,000 additional warrants. However, after making the initial purchase of 6 million shares and 1.5 million warrants for $1.5 million, the investors failed to make the required subsequent purchases and the Company terminated the agreement on March 30, 2001.

     On March 30, 2001, the Company entered into a $125,000 credit facility with a related party. This debt was incorporated into the amended February 5, 2001 debt arrangement on April 24, 2001.



IMPACT OF INFLATION

         Management does not believe that general inflation has had or will have a material effect on operations.



OTHER EVENTS

     On February 20, 2001, Emilio Gorriti was appointed to the positions of Chief Executive Officer and President and board member of the Company. Mr. Gorriti filled the position upon the resignation of James A. Ryffel, the Company's Chairman of the Board, who was Interim Chief Executive Officer of the Company. Mr. Gorriti headed the consortium of investors that entered into an agreement on February 13, 2001 to provide financing to the Company. After making the initial purchase of 6 million shares of common stock and 1.5 million warrants for $1.5 million, the consortium failed to perform as required by the agreement. As such, the Company terminated the agreement on March 30, 2001. On April 16, 2001 Mr. Emilio Gorriti was terminated as President, Chief Executive Officer, and board member.

     Additionally, on February 20, 2001, Michael Fletcher was appointed to the position of Chief Operating Officer of Hispanic Television Network, Inc. Mr. Fletcher has been with the Company since July 11, 2000 where he has been acting as Executive Vice President of HTVN and President of HTVN owned Televideo. Mr. Fletcher fills the Chief Operating Officer position vacated by Karen Lincoln.

     On February 28, 2001, the Company was awarded a full power license from the Federal Communications Commission for its full-power television station, KVAW Ch. 16 located in Eagle Pass, Texas.

     On March 30, 2001 Steven Mortonson joined the Company as Interim Chief Financial Officer replacing B. Franklin Byrd who resigned for personal reasons.


RECENT DEVELOPMENTS


     On April 24, 2001 the Loan Agreement of February 5, 2001 was amended to increase the maximum loan amount by $1 million. All other terms of the Loan Agreement remained unchanged. As of May 11, 2001 the Company has received $692,000 under the amended Loan Agreement.

     On April 17, 2001 a related party provided a loan to the Company in the amount of $100,000. The loan is unsecured, is non-interest bearing, and matures on October 16, 2001. If this debt is repaid by May 16, 2001, the lender shall receive 100,000 shares of common stock as consideration for providing the loan. The number of shares paid as consideration for making the loan increases each month the loan is outstanding.

     On April 30, 2001 Mr. Ryffel, the Company's chairman of the board, provided $112,000 to the Company to cover a payroll overdraft. Terms of the funding from Mr. Ryffel have not finalized.

     Although there were no disagreements with Ernst & Young LLP, on May 7, 2001 we dismissed Ernst & Young LLP as our independent auditor. On May 9, 2001 Weaver and Tidwell was retained as the Company's new independent auditor.

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

     The Company is involved in various other claims and legal actions arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.



ITEM 2.  CHANGES IN SECURITIES

     During 2000, the Company received proceeds of $2,516,500 from the exercise of stock warrants that were a part of the Private Placement of January 2000. 1,129,500 of these shares of common stock due from the exercise of stock warrants were issued in 2000. The remaining shares were issued in January 2001. In December 2000, the board of directors resolved that for every warrant converted, each shareholder would receive two additional shares of stock. In January 2001, 2,559,000 additional shares were issued to all shareholders who had converted warrants in 2000.

     From a consortium of investors the Company received $1,500,000 in January 2001 for 6 million common shares and 1.5 million warrants to purchase one share of the Company's common stock at an exercise price of $1.00 per share. The warrants expire February 5, 2002.

CONSULTING AND PROFESSIONAL SERVICES/CHARITABLE CONTRIBUTIONS
     In January 2001, the Company issued 2,004,000 shares to related parties for consulting and legal services during 2000 and the first quarter of 2001. $931,745 of the expense relating to these shares was recorded in fiscal year 2000. The remaining $234,500 expense was recognized in January 2001.

     Hispano Television Ventures entered into a consulting arrangement with Woodcrest Capital, L.L.C., which is owned by our Chairman of the Board and one of our directors. Pursuant to the terms of this May 28, 1999 agreement, Woodcrest agreed to provide the Company with business consulting services. In exchange for services, Woodcrest receives 1,066,667 shares of common stock per year of Hispano Television Ventures common stock which, after a 4:1 stock split by Hispano Ventures and a conversion factor of 1.64 for the merger with AIN, is the equivalent of 7 million common shares of the Company. Woodcrest is also entitled to receive reimbursement for all of its expenses and additional shares of common stock if the Company issues stock or issues options or warrants to purchase common stock for a price less than $0.09375 per share. This consulting contract with the Company remains in place. Woodcrest agreed to accept 1,066,667 common shares of the Company as full common share payment for the period of May 28, 2000 through May 28, 2001. For the year ended December 2000, the Company recorded a consulting expense in the amount $2,723,193 which represents 634,156 common shares which is the pro rata portion of shares which were earned during the year. For the three months ended March 31, 2001 the Company recorded a consulting expense of $140,005 which represents 266,667 common shares which is the pro rata portion of shares which were earned for the quarter. These shares have not been issued as of May 11, 2001.


TELEVISION STATIONS
     During fiscal year 2000, the Company issued or agreed to issue a total of 1,295,000 shares of common stock valued at $4,881,263 toward the acquisition of television stations and affiliate agreements. One million of these common shares were issued in February 2001.

EMPLOYEE COMPENSATION
     During the first quarter of 2001, the Company issued or agreed to issue 161,786 shares of common stock valued at $102,711 to employees as additional compensation. Of this $32,898 was reflected as of December 31, 2000 and $69,812 was charged to earnings in the first quarter of 2001.

BUILDING IMPROVEMENTS
     In lieu of cash payment, the Company issued 46,449 shares of common stock valued at $23,224 for partial payment for building improvements in February 2001.

SETTLEMENTS
     In March 2001, the Company agreed to issue 430,000 shares of the Company's common stock, for settlement agreements with certain individuals, all of whom were shareholders, to release the Company of any and all claims the individuals had or may have against the Company. The settlements were for matters existing with the Company's predecessor and therefore were treated as an increase in the purchase price. Since goodwill is impaired and was expensed in 2000, the fair value of the shares in the amount of $172,000 was charged to earnings.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The credit facility provided by Goff-Moore Strategic Partners L.P. and a number of other private investors, which is secured by virtually all of the assets of the Company, matured on April 30, 2001. As of May 11, 2001 the outstanding principal balance is $7,304,068. The Company is currently in discussions to extend the maturity. The Company does not have the funds to repay this indebtedness and the demand for such payment could the Company to cease operations and /or seek bankruptcy protection.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.  OTHER INFORMATION

     The Company's common stock is traded on The Nasdaq National Market under the symbol HTVN. To be listed on Nasdaq companies must, among other requirements, maintain a minimum bid price of $1.00 and have a minimum of $4 million in net tangible assets. The Company currently fails to meet both of these requirements and Nasdaq has notified the Company that it is subject to having its stock delisted. Should the stock be delisted by Nasdaq, the liquidity and the volume of shares traded, the price, and the bid/ask spread could be adversely affected.



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

10.1 * Distribution Agreement with National Cable Television Co-op dated May 1, 2001

10.2 *             Affiliation Agreement with Time Warner dated March 5, 2001

10.3 *             Affiliation Agreement dated April 19, 2001 with Satellite
                   Services, Inc.

10.4 *             Motion picture sales agreement dated March 26, 2001 with Reel
                   Funds International, Inc.

10.5 *             AIN management agreement with ParMedia dated March 14, 2001

10.6 *             Seventh amendment to Loan Agreement between Goff Moore
                   Strategic Partners LP and GAINSCO, Inc. and Hispanic
                   Television Network, Inc. dated April 17, 2001

10.7 *             Second Amendment and Agreement Regarding Warrants between
                   Goff Moore Strategic Partners LP and GAINSCO, Inc. and
                   Hispanic Television Network dated April 17, 2001

11   *             Computation of per share earnings

27   *             Financial Data Schedule (included in SEC-filed copy only).


*Filed herewith.

   (b) REPORTS ON FORM 8-K.

       During the first quarter of 2001, we filed the following Current Reports on Form 8-K:

       1. January 10, 2001 announcing resignation of David Hayden from board of directors.

       2.  February 6, 2001 Marco Camacho resigned as CEO of the Company

       3. February 13, 2001 Emilio Gorriti was appointed CEO and president of the Company

       4. April 19, 2001 Emilio Gorriti was terminated as CEO and president of the Company and the agreement with C-Networks was cancelled.

       5. April 27, 2001 the agreement to purchase 48% of Cubico.com, Inc. was cancelled

       6. May 7, 2001 Ernst & Young LLP was dismissed as the Company's certifying auditors and replaced by Weaver and Tidwell.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HISPANIC TELEVISION NETWORK INC.

    Date:  May 18,  2001             By:          /s/ James A. Ryffel
                                         ---------------------------------------

                                                  James A. Ryffel

                                                  Chairman of the Board