Form 10QSB
period 2001-06-30
HISPANIC TELEVISION NETWORK INC
filed 2001-08-13
CIK 1000876

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   -----------
                                   FORM 10-QSB
                                   -----------


(Mark One)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended.............................June 30, 2001

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

                              ---------------------


      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes /X/   No / /

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of August 3, 2001, there were approximately 131,767,404 shares of our common stock issued and outstanding.

      Transitional Small Business Disclosure Format: Yes / /  No /X/

===============================================================================

                        HISPANIC TELEVISION NETWORK, INC.

                                TABLE OF CONTENTS

                                                                                                               PAGE

                          PART I FINANCIAL INFORMATION

Item 1.    Financial Statements..................................................................................1

           Condensed Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000........................3

           Condensed Statements of Operations for the three and six months ended June 30, 2001 (unaudited) and
           June 30, 2000 (unaudited) ............................................................................4

           Condensed Statements of Cash Flow for the six months ended June 30, 2001 (unaudited) and June 30,
           2000 (unaudited)......................................................................................5

           Statement of Stockholders' Equity as of June 30, 2001 (unaudited).....................................6

           Notes to Condensed Financial Statements (unaudited)...................................................7

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

                        Hispanic Television Network, Inc.
                      Condensed Consolidated Balance Sheets


                                                                            JUNE 30,
                                                                              2001                  DECEMBER 31,
                                                                           (UNAUDITED)                  2000
                                                                       ------------------        ------------------
ASSETS
Current Assets
  Cash and cash equivalents                                              $    112,408              $     87,235
  Accounts Receivable (net of allowance for doubtful accounts of              163,960                   141,481
  $45,000 at June 30, 2001 and $ 0 at December 31, 2000)
  Prepaid expenses and other current assets                                   237,557                   779,571
                                                                       ------------------        ------------------
Total current assets                                                          513,925                 1,008,287

Property and equipment, net                                                 4,921,240                 4,773,039
Other assets                                                                  595,326                 3,059,634
                                                                       ------------------        ------------------
Total assets                                                             $  6,030,491              $  8,840,960
                                                                       ==================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                                                      $  2,816,279              $    917,730
   Accrued Liabilities and other                                              312,941                 1,631,137
   Notes Payable                                                            3,558,085                 1,053,045
   Accrued Interest                                                         1,245,696                   656,075
   Deferred Revenue                                                                 -                   300,000
   Due to Private Placement Participants, net of discount                   7,304,068                 6,798,091
   Programming contracts payable                                              151,750                 1,607,000
   Obligation under capital lease                                             351,160                   392,014
   Other                                                                       10,396                    10,396
                                                                       ------------------        ------------------
 Total Liabilities                                                         15,750,373                13,365,488

 STOCKHOLDERS' EQUITY:
   Convertible Preferred Stock, $1.00 par value:
     Authorized shares - 10,000,000
     Issued and outstanding - 38,889                                          252,774                   275,774
   Common stock pending issuance                                            1,601,618                 3,887,836
   Deferred consulting expense                                             (2,245,833)                        -
   Common Stock, par value $0.01: 200,000,000 shares authorized,
     124,638,667 outstanding at June 30, 2001 and 90,822,587                1,246,387                   908,226
     outstanding at December 31, 2000
   Additional Capital                                                      44,638,161                32,353,122

   Accumulated Deficit                                                    (55,212,989)              (41,949,486)
                                                                       ------------------        ------------------
Total stockholders' equity (deficit)                                       (9,719,882)               (4,524,528)
                                                                       ------------------        ------------------
Total liabilities and stockholders' equity                               $  6,030,491              $  8,840,960
                                                                       ==================        ==================


                             SEE ACCOMPANYING NOTES

                        Hispanic Television Network, Inc.
                 Condensed Consolidated Statements of Operations
                          For the Three and Six Months
                      Ended June 30, 2001 and June 30, 2000
                                   (Unaudited)


                                                 FOR THE THREE MONTHS                      FOR THE SIX MONTHS
                                                   ENDED JUNE 30,                            ENDED JUNE 30,
                                              2001               2000                 2001                2000
                                         --------------    ----------------     ----------------    ---------------
Revenue                                    $   520,057       $     194,616       $    1,178,966      $     254,860

Expenses:
  Programming                                  137,473             508,389              701,292            878,673
  Satellite rental                             293,000             227,331              519,711            444,709
  Production                                   129,669              45,207              228,123            111,531
  Rent (net)                                    40,844            (13,851)               68,935           (13,938)
  Administrative                             1,411,780             572,409            4,042,720          1,241,448
  Salaries and wages                           808,712           1,172,941            1,753,323          1,891,800
  Professional fees                          1,030,254             445,146            1,528,597            534,305
  Depreciation                                 187,648              70,207              352,737            130,979
  Amortization                                   4,321             386,014               36,043            670,337
                                          -------------    ----------------     ----------------    ---------------
Total expenses                               4,043,701           3,413,793            9,231,481          5,889,844
                                          -------------    ----------------     ----------------    ---------------
Loss from operations                       (3,523,644)         (3,219,177)          (8,052,515)        (5,634,984)
Other (Income)/Expense                         (1,926)                                  170,073
  Interest expense (net)                     3,756,318             251,538            5,040,915            278,086
                                          -------------    ----------------     ----------------    ---------------
Net Loss                                  $(7,278,036)       $ (3,470,715)       $ (13,263,503)      $ (5,913,070)
                                          =============    ================     ================    ===============

Basic and diluted net loss per share      $     (0.06)       $      (0.04)       $       (0.12)      $      (0.07)
                                          =============    ================     ================    ===============

Weighted average shares outstanding        114,166,418          88,222,326          106,439,579         86,308,396
                                          =============    ================     ================    ===============


                             SEE ACCOMPANYING NOTES

                        Hispanic Television Network, Inc.
                       Condensed Statements of Cash Flows
               For the Six Months Ended June, 2001 and June, 2000
                                  (Unaudited)

                                                                              2001                      2000
                                                                       ------------------        ------------------
OPERATING ACTIVITIES
Net loss                                                                 $  (13,263,503)           $    (5,913,070)
Adjustment to reconcile net loss to net cash used by
   operating activities:
   Amortization                                                                  36,043                    670,337
   Depreciation                                                                 352,737                    130,979
   Stock issued for consulting, litigation settlement and                     1,817,848                    257,050
     other services
   Stock and options issued for compensation                                          -                    603,728
   Deferred consulting costs recognized                                         204,167                          -
   Expense related to extinguishment of debt                                          -                    237,887
   Write-off of impaired assets, net of related liabilities                   1,519,349                          -
   Interest expense on debt discount                                          1,607,018                          -

   Changes in operating assets and liabilities:
      Accounts receivable                                                       (22,479)                   (14,386)
      Other assets                                                              (51,751)                   596,900
      Prepaid assets                                                            139,740                 (1,645,000)
      Accounts payable                                                        1,898,549                   (853,041)
      Other liabilities                                                       1,321,879                    539,082
      Accrued interest                                                          589,621                   (176,743)
      Deferred revenue                                                         (300,000)                          -
      Programming contracts payable                                             (28,000)                          -
                                                                       ------------------        ------------------
Net cash used by operating activities                                        (4,178,782)                (5,566,277)
                                                                       ------------------        ------------------

INVESTING ACTIVITIES
Capital expenditures                                                            (29,190)                (1,251,670)
Station acquisitions and licenses                                                     -                 (2,700,000)
Purchase of Building                                                                  -                   (800,000)
                                                                       ------------------        ------------------
Net cash used by investing activities                                           (29,190)                (4,751,670)
                                                                       ------------------        ------------------

FINANCING ACTIVITIES
Borrowings on notes payable                                                   2,774,000                   (529,395)
Payments under capital leases                                                   (40,855)                         -
Proceeds from exercise of stock warrants                                              -                  2,257,000
Proceeds from sale of stock                                                   1,500,000                  9,600,000
                                                                       ------------------        ------------------
Net cash provided by financing activities                                     4,233,145                 11,327,605
                                                                       ------------------        ------------------
Net cash increase (decrease)                                                     25,173                  1,009,658
Cash, beginning of period                                                        87,235                     52,655
                                                                       ------------------        ------------------
Cash at end of period                                                   $       112,408          $       1,062,313
                                                                       ==================        ==================


Cash paid for interest                                                  $        14,068          $          16,396
                                                                       ==================        ==================


Cash paid for income taxes                                              $             -          $               -
                                                                       ==================        ==================

Deposits converted to fixed assets                                      $       402,273
                                                                       ==================

Common stock issued for fixed assets                                    $        69,475
                                                                       ==================


                             SEE ACCOMPANYING NOTES.

                        Hispanic Television Network, Inc
                        Statement of Stockholders' Equity
                                  June 30, 2001
                                   (Unaudited)



                                                                  PREFERRED   PREFERRED       COMMON        COMMON       ADDITIONAL
                                                                   SHARES       STOCK         SHARES        STOCK         CAPITAL
                                                               ---------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                                         42,427  $  275,774     78,101,596   $   781,016    $ 3,074,282

Sale of common stock and exercise of warrants                           -           -       11,129,500       111,295     12,205,205
Common stock canceled due to judgement                                  -           -         (505,169)       (5,052)         5,052
Common stock issued for settlements                                     -           -        1,236,449        12,364      1,990,982
Common stock issued for legal services                                  -           -          226,844         2,270      2,556,571
Common stock issued for consulting and professional services            -           -           71,161           711        533,138
Common stock issued for charitable contribution                         -           -           27,206           272         83,060
Common stock issued for programming services                            -           -          100,000         1,000        727,000
Compensation related to issuance of stock and stock options             -           -           20,000           200      1,002,919
Warrants issued with private placement debt                             -           -              -             -        3,636,000
Common stock issued/accrued for station acquisitions                    -           -          215,000         2,150      4,453,913
Common stock and options issued for the acquisition of Televideo        -           -          120,000         1,200      1,660,600
Common stock issued for affiliate agreement                             -           -           80,000           800        424,400
Net Loss                                                                -           -              -             -              -
                                                               ---------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                                         42,427  $  275,774     90,822,587   $   908,226    $32,353,122

Common stock issued for programming                                     -           -          316,315   $     3,163    $   434,322
Common stock issued for consulting and legal services                   -           -       11,267,042       112,671      6,842,702
Common stock issued for accounting services                             -           -          300,000         3,000         96,000
Sale of common stock and exercise of stock warrants                     -           -        8,559,000        85,590      1,614,410
Common stock issued for employee compensation                           -           -          434,274         4,343        184,283
Common stock issued for building improvements                           -           -           46,449           464         22,760
Common stock issued for station acquisitions                            -           -        1,000,000        10,000        (10,000)
Common stock issued for interest on debt                                -           -        9,888,000        98,880      2,496,120
Common stock issued for employee bonus                                  -           -           27,500           275         27,225
Common stock to be issued for settlements                               -           -          770,000         7,700        266,000
Common stock issued for cancellation of contract                        -           -        1,200,000        12,000        288,000
Common stock issued for preferred shares                             (3,538)    (23,000)         7,500            75         23,217
Net income/(loss)                                                       -           -              -             -              -
                                                               ---------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                                             38,889  $  252,774    124,638,667   $ 1,246,387    $44,638,161
                                                               =====================================================================

                                                                   COMMON
                                                                   STOCK
                                                                   PENDING     DEFERRED     ACCUMULATED
                                                                  ISSUANCE     SERVICE        DEFICIT         TOTAL
                                                               -------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                                                              $ (3,437,319)  $   693,753

Sale of common stock and exercise of warrants                       200,000                        -      12,516,500
Common stock canceled due to judgement                                  -                          -             -
Common stock issued for settlements                                     -                          -       2,003,346
Common stock issued for legal services                              666,145                        -       3,224,986
Common stock issued for consulting and professional services      2,988,793                        -       3,522,642
Common stock issued for charitable contribution                         -                          -          83,332
Common stock issued for programming services                            -                          -         728,000
Compensation related to issuance of stock and stock options          32,898                        -       1,036,017
Warrants issued with private placement debt                             -                          -       3,636,000
Common stock issued/accrued for station acquisitions                    -                          -       4,456,063
Common stock and options issued for the acquisition of Televideo        -                          -       1,661,800
Common stock issued for affiliate agreement                             -                          -         425,200
Net Loss                                                                -                  (38,512,167)  (38,512,167)

                                                               -------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                                    $ 3,887,836  $      -     $(41,949,486)  $(4,524,528)

Common stock issued for programming                                  29,100                        -         466,585
Common stock issued for consulting and legal services            (3,526,204) (2,245,833)           -       1,183,336
Common stock issued for accounting services                          42,000                        -         141,000
Sale of common stock and exercise of stock warrants                (200,000)                       -       1,500,000
Common stock issued for employee compensation                         3,686                        -         192,312
Common stock issued for building improvements                           -                          -          23,224
Common stock issued for station acquisitions                            -                          -             -
Common stock issued for interest on debt                          1,365,200                        -       3,960,200
Common stock issued for employee bonus                                  -                          -          27,500
Common stock to be issued for settlements                               -                          -         273,700
Common stock issued for cancellation of contract                        -                          -         300,000
Common stock issued for preferred shares                                -                          -             292
Net income/(loss)                                                       -                  (13,263,503)  (13,263,503)
                                                               -------------------------------------------------------
BALANCE AT JUNE 30, 2001                                        $ 1,601,618  $(2,245,833) $(55,212,989) $ (9,719,882)
                                                               =======================================================


   SEE ACCOMPANYING NOTES.

                     Notes to Condensed Financial Statements
                                  June 30, 2001
                                   (Unaudited)

1.   GENERAL

     The financial statements of Hispanic Television Network, Inc. ("the Company") as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and June 30, 2000 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 3-10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. While management of the Company believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in the Company's 2000 Form 10-KSB. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial statements for the interim periods presented. The results of operations for the three-month and six month periods ended June 30, 2001 and June 30, 2000 are not necessarily indicative of the results to be expected for the entire year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

                        Hispanic Television Network, Inc.
                     Notes to Condensed Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

     The Company has a severe liquidity shortfall. Revenues are inadequate to meet current operating cash flow requirements and immediate funding is required to continue operations. Expected operating losses, coupled with an acute lack of liquidity cause immediate substantial doubt about the Company's ability to continue as a going concern. The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity. Further, no financing arrangements are currently under contract and there are no assurances that the Company will be able to obtain adequate financing. In addition, the Company has approximately $7.3 million of indebtedness that matured April 30, 2001 that is secured by all of the assets of the Company. The Company is seeking an extension of the maturity date and an extension, if received at all, could include terms that may materially increase the number of shares of the Company's common stock that are issued and outstanding. Should this occur, the effect would be to substantially dilute or perhaps virtually eliminate the ownership interests of the then current shareholders of the Company, potentially causing the value of any investment in the Company to be reduced or entirely lost. The Company has not determined its course of action should financing not be raised or if an extension of the maturity is not obtained. Because of its inability to repay the indebtedness, failure to secure such an extension or obtain additional financing could lead to the immediate demand for repayment. Such a demand would likely cause a cessation of operations and/or force the Company into bankruptcy protection.

     The credit facility of approximately $7.3 million of indebtedness that matured on April 30, 2001 includes warrants for the purchase of shares of the Company's common stock. In addition to providing for the purchase of shares of common stock, the warrants also contain a warrant conversion feature that allows warrants to be converted into shares without payment of cash or any other consideration. The number of shares that may be purchased through the exercise of warrants, or received through a warrant conversion is based upon numerous factors. Recent financing events of the Company, the Company's failure to make required repayments on the indebtedness, the market price of the Company's common stock, and the continuously increasing interest incurred amount, allow the warrant holders to receive a significant number of shares that would be highly dilutive to the then existing shareholders of the Company. If these factors were combined with an adverse interpretation of the loan documents that is contrary to the Company's interpretation thereof, the warrants could be exercised for shares that would represent a vast majority of the ownership of the company. Should the warrants be exercised under the currently existing terms of the credit facility, the effect would be to substantially dilute or significantly eliminate the ownership interests of the then current shareholders of the Company, potentially causing the value of any investment in the Company to be reduced or entirely lost.

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

     The Company is controlled by a small group of existing stockholders whose interest may differ from those of other stockholders. Our directors, executive officers and their affiliates beneficially own, in the aggregate, a significant majority of our issued and outstanding common stock. As a result, these stockholders will be able to control the outcome of all matters requiring stockholder approval, including:

        -    the election of our directors;
        -    future issuances of our common stock and other equity securities;
        -    our incurrence of debt;
        -    amendments to our certificate of incorporation and bylaws; and
        - decisions about acquisitions, sales of assets, mergers and similar transactions.

     There may be circumstances in which the interests of these stockholders may conflict with the interests of our other stockholders. In addition, because some investors may choose not to purchase our common stock because of this control by our existing stockholders, the price of common stock may be depressed.

     On August 3, 2001 the Company's common stock began trading on the OTC Bulletin Board under the symbol HTVN. Previously the Company's common stock had traded on the Nasdaq National Market To be listed on Nasdaq companies must, among other requirements, maintain a minimum bid price of $1.00 and have a minimum of $4 million in net tangible assets. The Company was unable to maintain these requirements and its stock was delisted by Nasdaq. As a result of now trading on the OTC Bulletin Board, the liquidity and the volume of shares traded, the price, and the bid/ask spread for the Company's common stock could be adversely affected.


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

     PROPERTY AND EQUIPMENT
     Property and equipment are recorded at cost. The cost of property and equipment is depreciated over the estimated useful lives of the assets ranging from three to forty years. Improvements are amortized by the straight-line method over the shorter of the estimated useful life of the improvement or the improved asset. Depreciation is calculated using the straight-line method. For the year ended December 31, 2000 the Company incurred $ 305,668 in depreciation expense, including amortization of assets under capital leases. This amount was $187,648 and $352,737for the three and six months ended June 30, 2001.

     REVENUE RECOGNITION
     The Company's primary source of revenue is the sale of airtime on its television stations. Broadcast revenue is recorded when commercials are aired. Revenues through June 30, 2001 consist of advertising, sale of airtime, and production. Cable advertising and subscriber fees will be included in revenues as earned.

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

     CONCENTRATION OF CREDIT RISK
     Financial instruments, which potentially subject the Company to concentration of credit risk, principally consist of accounts receivable. At June 30, 2001, one customer had a balance of $34,000 that was approximately 16% of the total receivable balance. This receivable was not collected as of August 8, 2001. The Company's billings are due generally in 30 days, and the Company does not require collateral on accounts.

     LOSS PER SHARE
     Basic and diluted net loss per share is computed based on the loss divided by the weighted average number of shares of common stock outstanding during each period. Potentially dilutive securities totaling 77,408,459 additional shares of common stock resulting from the conversion or exercise of preferred stock, stock options and warrants were not included in the calculation as their effect is antidilutive. For this calculation, the number of shares issuable for the exercise of the Goff Moore Strategic Partners credit facility warrants was calculated using an assumed exercise price of $.25. This exercise price and thus the number of shares issuable under that credit facility can be modified under the terms of the credit facility.

     PREPAID PROGRAMMING AND PROGRAMMING PAYABLE

     The Company acquires the contractual rights to show certain of its programming for a stated period of time. The Company records the asset and the contractual payable when the contract is entered into. The programming is amortized over the duration of the contract while the payable is reduced as payments are made. In February 2001 the contract with a program provider was cancelled resulting in the elimination of an asset valued at $1,309,646 and the elimination of liabilities totaling $1,332,139. As of June 30, 2001 the Company had programming assets of $198,112 and $151,750 in payables under such contracts. At December 31, 2000 the remaining average life of the contracts was approximately 3 years.


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

2.   LIQUIDITY AND FUTURE VIABILITY

     Near the end of 2000 and continuing into 2001, the Company is experiencing critical liquidity needs resulting from the following factors:
        -    An inability to obtain adequate funds from the public markets;
        -    An inability to enter into a strategic partnership;
        - An inability to complete a structured financing on acceptable terms to us;
        -    An inability to generate significant revenues from its operations;
             and
        - An inability to reduce expense levels sufficiently to operate at a profit.

     The Company has insignificant revenues under contract for fiscal 2001, and has a severe liquidity shortfall that impairs its ability to meet its current operating cash flow requirements. As of August 8, 2001, it has less than $30,000 in cash available to meet its operating cash requirements. The Company has significantly reduced its recurring cash requirements. However, the Company needs a cash inflow of approximately $600,000 per month exclusive of scheduled debt repayments to meet its current monthly obligations and cash flow from revenues of approximately $100,000 per month are not sufficient to meet current cash needs. If the Company fails to meet its obligations as they become due, it could lose the ability to broadcast its signal and might be required to cease operations. The expected operating losses, coupled with an acute lack of liquidity cause immediate substantial doubt about the Company's ability to continue as a going concern. The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity. Further, no financing arrangements are currently under contract and there are no assurances that the Company will be able to obtain adequate financing. As discussed below, the Company has approximately $7.3 million of indebtedness which was due on April 30, 2001. The Company has not determined its course of action should financing not be raised or if an extension of the maturity of the $7.3 million indebtedness is not obtained. While the Company is seeking an extension of the maturity of the April 30, 2001 debt because of its inability to repay the indebtedness, failure to secure such an extension or obtain additional financing could lead to the immediate demand for repayment. Such a demand would likely cause a cessation of operations and/or force the Company into bankruptcy protection.

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

     On the expense side, the Company has reduced its recurring monthly expenses in almost every expense category, especially in the areas of payroll and programming where immediate cost reductions have been realized. The monthly cash expenses, excluding repayment of debt and interest obligations, have been reduced from $1,500,000 to the current level of approximately $600,000 by these actions. Additionally, current management has restructured the sales department to focus on generating sales from all available sources, especially local sales at owned and operated television stations.

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


     The existing debt financing arrangement provided by Goff Moore Strategic Partners, L.P. and a number of other private investors (collectively "GMSP") was amended on April 17, 2001 (see Note 3). The number of shares with respect to which GMSP will be granted warrants was modified, as was the exercise price of such warrants and the maturity date of the credit facility was extended to April 30, 2001. The Company is currently in discussions with GMSP to further extend the maturity. If the Company is unable to extend the maturity of this indebtedness, the lenders would be in a position to demand immediate repayment. As of August 8, 2001 the outstanding principal balance is $7,304,068. As previously discussed, the Company does not have the funds to repay this outstanding indebtedness and the demand for such payment could force the Company to cease operations and/or seek bankruptcy protection. In addition an extension of the maturity, if received at all, could include terms that may materially increase the number of shares of the Company's common stock that are issued and outstanding or that are issuable by exercising the warrants. Should this occur, the effect would be to substantially dilute or perhaps virtually eliminate the ownership interests of the then current shareholders of the Company, potentially causing the value of any investment in the Company to be reduced or entirely lost.

     As discussed below, on February 5, 2001 the Company established a debt financing arrangement with a group consisting primarily of existing shareholders of the Company. This agreement was amended on April 24, 2001. The principal amount borrowed totaled $2,632,000 and was payable on or before July 5, 2001. As discussed below, the Company is in the process of extending the maturity date to January 5, 2002.

3.   DEBT

     In July 2000, the Company entered into an $8,875,001 credit facility with Goff Moore Strategic Partners, L.P. (GMSP) and a number of other private investors. The credit facility was used to fund acquisitions and working capital. Pursuant to the terms of the credit facility, the Company (i) executed promissory notes that bear interest at a rate of 12% per annum and
     (ii) issued warrants to purchase shares of the Company's common stock that expire 3 years after the debt has been paid. Because of the Company's inability to make payments required by terms of the credit facility, there have been numerous amendments and modifications to the agreement, the most recent being the "Seventh Amendment To Loan Agreement and Amendment To Notes" and the "Second Amendment and Agreement Regarding Warrants" of April 17, 2001 which specified the annual interest rate on the notes to be 13% beginning February 1, 2001, adjusted the exercise price of the warrants to $0.01, set the number of shares that could be purchased by exercising warrants to range from 5% to 12.5% based upon when the loan was fully paid, extended maturity date to April 30, 2001, and provided for further extensions of the maturity if certain repayments were made. Because the Company failed to make the required repayments certain terms of the credit facility were adjusted including: 1) the interest rate increased to 16% per annum computed on the sum of the outstanding principal and unpaid interest balance compounded daily; and 2) the number of shares of common stock that may be purchased by exercising the warrants was modified. Under the current in-effect terms of the agreement as modified and amended, the number of shares of common stock that may be purchased by exercising the warrants will be determined by dividing a) the amount of the credit facility plus the total interest incurred thereon by b) the exercise price, which is determinable based upon past and future financing events. Because the loan was not repaid by the dates required by the amended terms of the credit facility, the number of shares of common stock that may be purchased by exercising the warrants is multiplied by 150% and then by an additional 125%. The exercise price has been deemed not to exceed $0.41 but could be considerably lower as determined by financing events of the Company. The number of shares of common stock that may be purchased by exercising the warrants is potentially highly dilutive to the ownership interest of the Company and continuously increases until the credit facility is repaid.

     Discussions are ongoing to further extend the maturity date. If we are unable to secure a further extension for this indebtedness, the lenders would be in a position to require immediate repayment. As of August 8, 2001 the outstanding principal balance is $7,304,068. As previously discussed, the Company does not have the funds to repay this outstanding indebtedness and the demand for such payment could force the Company to cease operations and/or seek bankruptcy protection. . In addition an extension of the maturity, if received at all, could include terms that may materially increase the number of shares of the Company's common stock that are issued and outstanding or that are issuable by exercising the warrants. Should this occur, the effect would be to substantially dilute or perhaps virtually eliminate the ownership interests of the then current shareholders of the Company, causing the value of any investment in the Company to be reduced or entirely lost.

     The warrants were recorded at their estimated fair value of $3.636 million. The difference between the face value of the credit facility and the cash received and allocated to the notes is treated as a discount, resulting in additional interest expense over the term of the credit facility. As of June 30, 2001, $7,304,068 was outstanding under this debt arrangement and the discount on the debt was fully amortized.

     On July 11, 2000, the Company acquired 100% of the outstanding stock of Televideo, Inc. and MGB Entertainment, Inc. As a result of the acquisition, the Company assumed the following loans: $100,000 loan, payable to Texas State Bank (TVI Line of credit), maturing May 23, 2001, interest payable at 11.5% per annum; and $32,919 loan payable to Texas State Bank (TVI loan), maturing on April 22, 2002, at 8.5% per annum. The $100,000 loan is matured and an extension has been requested. The outstanding balances on these loans as of June 30, 2001 were $96,197 and $23,429.

     On February 5, 2001 the Company established a debt financing arrangement with a group consisting primarily of existing shareholders of the Company and amended this arrangement on April 24, 2001 to increase the maximum loan amount. The principal amount borrowed under this debt financing arrangement totaled $2,632,000 and bears interest at the rate of 12% per annum. The loan matured on July 5, 2001 and the Company requested the lenders to extend their loan to the earlier of the Company receiving a funding of $15 million or more, receipt of proceeds from the lawsuit that secures the loan, or January 5, 2002. This debt financing arrangement is collateralized by the Company's 65% interest in the station in Beaumont (KO9OVO) and an undivided interest in the proceeds the Company may receive in its lawsuit against Knapp Petersen & Clark. The security interest of participants in the amended increased loan amount is subordinated to the security interest of the original lenders. In connection with this debt financing arrangement, the lenders were issued (for each $1.00 loaned) a warrant to acquire one share of restricted common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75 and four shares of restricted common stock.

     In exchange for extending the loan maturity for each $1.00 loaned the lenders were offered two additional shares of restricted common stock OR four warrants. Each warrant would entitle the holder to acquire one share of restricted common stock, at any time prior to February 5, 2003 at a maximum per-share exercise price of $.75. As of August 8, 2001 $1,907,000 of the outstanding debt of $2,632,000 has been extended. Thus far each lender that has extended the maturity has elected to receive the shares for the extension.

     The common stock and warrants were recorded at the amount received of $2.632 million. The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan. As of June 30, 2001, $2,632,000 was outstanding under this debt arrangement and the unamortized discount on the debt equaled $45,667.


     On April 17, 2001 a related party provided a loan to the Company in the amount of $100,000 and provided an additional $50,000 on July 6, 2001, all maturing on October 16, 2001. The loans provide for interest payable with restricted common stock at the rate of one share for each $1.00 loaned for the first 30 days, 1.1 shares for each $1.00 loaned for the 2nd month, and increasing each month to a maximum of 1.6 shares for each $1.00 loaned for the 6th month. The shares earned are recorded as interest expense.

     On April 30, 2001 Mr. Ryffel, the Company's chairman of the board, provided $112,000 to the Company to cover a payroll overdraft. Terms of the funding from Mr. Ryffel have not been finalized.

     On July 23, 2001 the Company entered into a $50,000 credit facility with a related party that matures on January 5, 2002 and bears interest at the annual rate of 12%. In connection with this debt financing arrangement, the lender was issued six shares of restricted common stock for each $1.00 of debt financing. The common stock was recorded at the amount received of $50,000. The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.

     On July 17, 2001 the Company entered into a $100,000 credit facility with a related party that matures on January 5, 2002 and bears interest at the annual rate of 12%. In connection with this debt financing arrangement, the lender was issued (for each $1.00 loaned) a warrant to acquire one share of restricted common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75. In addition, the lender was issued eight shares of restricted common stock for each $1.00 of debt financing. The common stock was recorded at the amount received of $100,000. The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.


4.   STOCKHOLDERS' EQUITY

     The Company is the successor entity formed by the merger on December 15, 1999 of American Independent Network, Inc. (AIN) and Hispano Television Ventures, Inc. The capital structure of the Company includes existing preferred stock from AIN of 38,889 shares. The preferred stock is convertible into two shares of common stock and receives cumulative interest payments at the rate of 9% per annum in lieu of dividends. The Company has accrued dividends in arrears of $74,670 as of June 30, 2001.

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

     CONSULTING AND PROFESSIONAL SERVICES/CHARITABLE CONTRIBUTIONS
     In January 2001, the Company issued 2,004,000 shares to related parties for consulting and legal services during 2000 and the first quarter of 2001. $931,745 of the expense relating to these shares was recorded in fiscal year 2000. The remaining $234,500 expense was recognized in January 2001. In June 2001 the Company issued 996,375 common shares to related parties and incurred the obligation to issue an additional 125,824 common shares for legal services totaling $471,530. The expense was recorded in the second quarter of 2001.

     Hispano Television Ventures entered into a consulting arrangement with Woodcrest Capital, L.L.C., which is owned by our Chairman of the Board and one of our directors. Pursuant to the terms of this May 28, 1999 agreement, Woodcrest agreed to provide the Company with business consulting services. In exchange for services, Woodcrest receives 1,066,667 shares of common stock per year of Hispano Television Ventures common stock which, after a 4:1 stock split by Hispano Ventures and a conversion factor of 1.64 for the merger with AIN, is the equivalent of 7 million common shares of the Company. Woodcrest is also entitled to receive reimbursement for all of its expenses. Woodcrest agreed to accept 1,066,667 common shares of the Company as full common share payment for the period of May 28, 2000 through May 28, 2001. For the year ended December 2000, the Company recorded a consulting expense in the amount $2,723,193 which represents 634,156 common shares which is the pro rata portion of shares which were earned during the year. For the six months ended June 30, 2001 the Company recorded a consulting expense of $194,227 which represents the pro rata portion of shares which were earned for the period. These shares were issued in May 2001.

     The consulting arrangement with Woodcrest Capital, L.L.C. automatically renewed for the period of May 29, 2001 through May 28, 2002. Under this agreement the Company issued 7 million shares to Woodcrest in May 2001 which had a value of $2,450,000. $204,167 of this was expensed in June 2001 and the balance of $2,245,833 is recorded as Deferred Service.

     The Company issued 100,000 common shares to each of the two independent directors of the Company in May 2001 for services rendered as members of the board of directors. An expense of $76,000 was recorded when the shares were issued.

     In June 2001 the Company agreed to issue 7,658 common shares valued at $2,912 for assistance in securing programming. These shares were issued in July 2001.

     ACCOUNTING SERVICES
     The Company has an agreement with its Interim Chief Financial Officer to receive his compensation in common stock of the Company. In accordance with this agreement, 300,000 shares were issued in the second quarter of 2001.

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

     EMPLOYEE COMPENSATION
     During the first and second quarters of 2001, the Company issued 434,274 shares of common stock valued at $188,626 to employees as additional compensation. Of this $32,898 was reflected as of December 31, 2000 and $155,728 was charged to earnings for the six months ended June 30, 2001.

     BUILDING IMPROVEMENTS
     In lieu of cash payment, the Company issued 46,449 shares of common stock valued at $23,224 for partial payment for building improvements in February 2001.

     SETTLEMENTS
     In March 2001, the Company agreed to issue 770,000 shares of the Company's common stock for settlement agreements with certain individuals, all of whom were shareholders, to release the Company of any and all claims the individuals had or may have against the Company. The settlements were for matters existing with the Company's predecessor and therefore were treated as an increase in the purchase price. Since goodwill is impaired and was expensed in 2000, the fair value of the shares in the amount of $273,700 was charged to earnings.

     CANCELLATION OF CONTRACT
     In June 2001 the Company issued 1,200,000 common shares in exchange for cancellation of a contract under which the Company had previously received $300,000. The receipt of the funds had been previously recorded as deferred revenue.

     PROGRAMMING
     During the second quarter of 2001 the Company issued 316,315 common shares valued at $437,485 for programming.

     INTEREST ON DEBT
     In connection with debt financing arrangements, the Company issued 9,888,000 common shares as additional consideration for providing the financing to the Company. The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount on debt that is amortized as additional interest expense over the term of the loan.


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

     During December 2000, Jerald C. Powell and Susan L. Powell filed a lawsuit in the 342nd District Court of Tarrant County, Texas (case no. 342-185613-00) against us, our predecessor corporations, ATN Network, Inc., Bob J. Bryant and Don Shelton (both former directors of ours), and Fred Hoelke. Plaintiffs assert a variety of claims (including certain claims based on state securities laws) arising out of the alleged merger of ATN Network, Inc. into one of our predecessor corporations and certain other related alleged transactions. All of the defendants have filed an answer in this lawsuit. This lawsuit is currently in the discovery stage. We believe this lawsuit is without merit, and we intend to defend vigorously against all of Plaintiffs' asserted claims.

     The Entertainment Search Group, Inc., d/b/a Brad Marks International won a judgment against the Company for unpaid recruiting services. A liability in the amount of $61,233 is included in the payables of the Company for this obligation.

     In March/April 2001 Mr. Marco Camacho, former Chief Executive Officer, Karen Lincoln, former Chief Operating Officer, and B. Franklin Byrd, former Chief Financial Officer filed lawsuits for an unspecified amounts regarding their departure from the Company. The Company believes that the claims are without merit and does not anticipate that a significant cost will be incurred as a result of these pending actions. Accordingly a reserve has not been established for these claims. Should Mr. Camacho, Ms Lincoln, and/or Mr. Franklin prevail, it cannot be determined at this time what the amount of the judgment(s) might be.

     In July 2001 a Cameron County judge issued a Turnover Order for the Company's station and FCC license in Eagle Pass, TX relating to Zavaletta
     v. Wheeler and HTVN. The Company is preparing a restraining order and dec action in Maverick County to stay proceeding in Cameron County. The Company believes the Turnover Order violates state and federal law and if necessary, the decision will be appealed to a higher court.

     The Company is involved in various other claims and legal actions arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

6.   SUBSEQUENT EVENTS

     Significant subsequent events are included in the applicable sections of this filing.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


BACKGROUND

     On December 14, 1999, American Independent Network, or AIN, merged with Hispano Television Ventures, Inc., a producer of Spanish-language programming, and was renamed Hispanic Television Network, Inc. Originally formed on December 11, 1992, AIN has historically operated as a general market, family-oriented television network providing programming and other services. Hispanic Television Network, Inc. (the "Company") owns and operates two television networks. The first of these networks is a Spanish-language television network named "Television Hispana" or HTVN. This network is focused primarily on serving Hispanic individuals of Mexican origin (also referred to as Mexican Hispanics). Currently HTVN owns, operates, or has affiliations with 19 television stations. The second of our networks is a general market, family-oriented English-language television network named the "American Independent Network" or AIN. It provides programming 24 hours a day, seven days a week to more than 40 affiliate stations located throughout the United States.

         The Company has experienced significant operating losses and negative cash flows in 2001, and expects to incur such losses in the foreseeable future. Near the end of 2000, the Company experienced critical liquidity needs resulting from the following factors:

        -    An inability to obtain funds from the public markets;
        -    A lack of ability to enter into a strategic partnership;
        - An inability to complete a structured financing on acceptable terms to us;
        -    An inability to generate significant revenues from its operations;
             and
        - An inability to reduce expense levels sufficiently to operate at a profit.

     The Company has insignificant revenues under contract for fiscal 2001, and has a severe liquidity shortfall that impairs its ability to meet its current operating cash flow requirements in the near term. As of August 8, 2001, the Company has less than $30,000 in cash available to meet its operating cash requirements. The Company has significantly reduced its recurring cash requirements from previous levels but a cash inflow of approximately $600,000 per month exclusive of scheduled debt repayments is required to meet its current monthly obligations. The cash flow from revenues of approximately $100,000 per month are not sufficient to meet current cash needs. If the Company fails to meet its obligations as they become due, it could lose the ability to broadcast its signal and might be required to cease operations. The expected operating losses, coupled with an acute lack of liquidity cause immediate substantial doubt about the Company's ability to continue as a going concern. The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity. Further, no financing arrangements are currently under contract and there are no assurances that the Company will be able to obtain adequate financing. As discussed below, the Company has approximately $7.3 million of indebtedness which was due on April 30, 2001. The Company has not determined its course of action should financing not be raised or if an extension of the maturity of the $7.3 million indebtedness is not obtained. While the Company is seeking an extension of the maturity of the April 30, 2001 debt because of its inability to repay the indebtedness, failure to secure such an extension or obtain additional financing could lead to the immediate demand for repayment. Such a demand would likely cause a cessation of operations and/or force the Company into bankruptcy protection.

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

     On the expense side, the Company has reduced its recurring monthly expenses in almost every expense category, especially in the areas of payroll and programming where immediate cost reductions have been realized. The monthly cash expenses have been reduced from $1,500,000 to $600,000 by these actions. Additionally, current management has restructured the sales department to focus on generating sales from all available sources, especially local sales at owned and operated television stations.

     The Company has secured cable distribution contracts with Time Warner Cable (10 years), Satellite Services, Inc. (10 years) which purchases programming for AT&T Broadband, Cox Communications, Inc (10 years), National Cable Television Coop (5 years), Liberty Spanish Group LLC a/k/a Canales N (10 years) which is the Spanish language distributor to Comcast Cable, Adelphia Cable, and others. Under the terms of the contracts the cable companies will pay subscriber fees to the Company. In addition, the increased distribution via cable should facilitate increased network advertising sales.

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

     We market our advertising time on our HTVN and AIN networks to:

        - ADVERTISING AGENCIES AND INDEPENDENT ADVERTISERS. We sell commercial time to advertising agencies and independent advertisers. The monetary value of this time is based upon the estimated size of the viewing audience; the larger the audience, the more we are able to charge for the advertising time. To measure the size of a viewing audience networks and stations generally subscribe to nationally recognized rating services, such as Nielsen. Currently, a number of AIN's affiliate stations are located in the smaller market areas of the country. Our goal is to enter into affiliate agreements with stations located in the top demographic market areas for both AIN and HTVN, in order to obtain Nielsen ratings that justify charging higher rates for our advertising time.

        - AFFILIATE STATIONS. In exchange for providing programming to our affiliate stations, we retain a portion of the advertising time and gain access to the affiliate stations' markets. In a traditional broadcasting contract, an affiliate station would retain all available advertising time, which it would then sell to outside advertisers, and the network would receive a fee from the affiliate station. However, we believe that by selling retained commercial time to outside advertisers, we are able to generate higher revenues than we would otherwise receive in fees from our affiliate stations.

        - PROGRAM OWNERS: In exchange for licensing rights to select programming, we give the program owner advertising time during the broadcast of such programming. The program owner is then able to sell the advertising time to outside parties. We typically do not derive any revenue from the advertising time which is given to the program provider.

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

RESULTS OF OPERATIONS: FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND
2000.

     REVENUES. Revenues are primarily derived from sales of advertising and programming time, and production services. Revenues for the three and six months ended June 30, 2001 were $520,057 and $1,178,966 compared to $194,616 and
$254,860 for the three and six months ended June 30, 2000. Sales in the first and second quarter of 2000 were derived primarily from AIN as Television Hispania was being launched. Revenues in the first and second quarter of 2001 include advertising on HTVN, AIN, and production sales by Televideo, which was acquired in July 2000.

     COST OF OPERATIONS. Costs of operations were $4,043,701 and $9,231,481for the first three and six months of 2001 compared to $3,413,793 and $5,889,844 for the same periods of 2000. Major components of Cost of Operations for the first three and six months of 2001include $$137,473 and $701,292 for programming, $293,000 and $519,711 in satellite rental, professional fees of $1,030,254 and $1,528,597 which includes the cost of the Company's independent auditors, legal fees primarily to a related party, and business consulting services provided by a related party and Woodcrest Capital, L.L.C. (which is owned by our Chairman of the Board and one of our directors) and administrative expenses totaling $1,411,780 and $4,042,720 for the three and six months ended June 30, 2001. Included in administrative expenses are affiliate and LMA fees of $391,738 and $2,169,903 for the three and six months ended June 30, 2001, station acquisition expense of $436,040, and $139,984 and $281,374 for employee benefits and taxes.

     INTEREST EXPENSE for the three and six months ended June 30, 2001 and June 30, 2000 were $3,756,318 and $5,040,915 compared to $251,538 and $278,086.
Interest expense for the first three and six months of 2001 includes amortization of loan discounts of $2,279,156 and $3,333,133.

     OPERATING RESULTS. The net losses of $7,278,036 and $13,263,503 for the three and six months ended June 30, 2001 compared to a net loss of $3,470,715 and $5,913,070 for the same three and six month periods of 2000 are attributable to the increased expenses detailed above, partially offset by the increased revenues.


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

     EARNINGS PER SHARE OF COMMON STOCK. The net losses per common share are based upon the weighted average of outstanding common stock. The net loss per share of common stock was ($0.06) and ($0.12) for the three and six months ended June 30, 2001 compared to a net loss per share of common stock of ($0.04) and ($0.07) for the three and six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We financed our operations through a combination of issuing equity securities to private investors, issuing common stock for obligations in lieu of cash payments, issuance of private debt, obtained loans from related parties, and cash generated from operations. We have had cumulative losses of $55,212,989 from inception through June 30, 2001. Current liabilities at June 30, 2001 were $15,750,373, which exceeds current assets of $513,925 by $15,236,448. Financing activities for 2001 include:

        1) We received $1,500,000 from the sale of common stock and warrants. These funds were used primarily for working capital needs.

        2) We issued common stock in lieu of cash payments totaling $2,034,249 for legal and professional services, settlements, consulting services, employee compensation, building improvements, programming and other miscellaneous expenses.

        3) Restricted common stock valued at $3,960,200 was issued as additional interest expense or as discount on debt that will be amortized to interest expense over the term of the loan. 770,000 shares valued at $273,700 were issued for settlements related to our predecessor.

        4) We received funding of $1,100,000 under a Loan Agreement dated February 5, 2001 from a group comprised primarily of related parties. The proceeds were used primarily for working capital. This loan bears interest at the rate of 12% per annum and matured on July 5, 2001. Most of the lenders have extended the maturity to January 5, 2002. Funding of $270,000 received from a related party in December 2000 was subsequently incorporated into this Loan Agreement.

        5) On April 24, 2001 the Loan Agreement of February 5, 2001 was amended to increase the maximum loan amount. All other terms of the Loan Agreement remained unchanged. As of May 11, 2001 the Company has received $1,262,000 under the amended Loan Agreement. The proceeds were used for payroll, satellite lease payments, KJLA affiliate fee, and other working capital requirements.

        6) On April 30, 2001 Mr. Ryffel, the Company's chairman of the board, provided $112,000 to the Company to cover a payroll overdraft. Terms of the funding from Mr. Ryffel have not been finalized.

        7) On April 17, 2001 a related party provided a loan to the Company in the amount of $100,000 and increased this amount by an additional $50,000 on July 6, 2001. The loan is unsecured, non-interest bearing, and matures on October 16, 2001. The lender receives one share of common stock for each $1.00 loaned for the first month the loan is outstanding as consideration for providing the loan. The number of shares paid as consideration increases by approximately 10% for each month the loan is outstanding.

        8) On July 23, 2001 the Company entered into a $50,000 unsecured credit facility with a related party that matures on January 5, 2001 and bears interest at the annual rate of 12%. In connection with this debt financing arrangement the lender was issued six shares of restricted common stock for each $1.00 of debt financing

        9) On July 17, 2001 the Company entered into a $100,000 unsecured credit facility with a related party that matures on January 5, 2001 and bears interest at the annual rate of 12%. In connection with this debt financing arrangement, the lender was issued (for each $1.00 loaned) a warrant to acquire one share of restricted common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75. In addition, the lender was issued eight shares of restricted common stock for each $1.00 of debt financing

     The Company has insignificant revenues under contract for fiscal 2001, and has a severe liquidity shortfall that impairs its ability to meet its current operating cash flow requirements in the near term. As of August 8, 2001, the Company has less than $30,000 in cash available to meet its operating cash requirements. The Company needs a cash inflow of approximately $600,000 per month exclusive of scheduled debt repayments to meet its current monthly obligations. The cash flow from revenues of approximately $100,000 per month is not sufficient to meet current cash needs. If the Company fails to meet its obligations as they become due, it could lose the ability to broadcast its signal and might be required to cease operations. The expected operating losses, coupled with an acute lack of liquidity cause immediate substantial doubt about the Company's ability to continue as a going concern. The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity. Further, no financing arrangements are currently under contract and there are no assurances that the Company will be able to obtain adequate financing. As discussed below, the Company has approximately $7.3 million of indebtedness that matured on April 30, 2001. The Company has not determined its course of action should financing not be raised or if an extension of the maturity of the $7.3 million indebtedness is not obtained. While the Company is seeking an extension of the maturity of the April 30, 2001 debt because of its inability to repay the indebtedness, failure to secure such an extension or obtain additional financing could lead to the immediate demand for repayment. Such a demand would likely cause a cessation of operations and/or force the Company into bankruptcy protection.

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

     In July 2000, the Company entered into an $8,875,001 credit facility with Goff Moore Strategic Partners, L.P. and a number of other private investors. The credit facility was used to fund acquisitions and working capital. Pursuant to the terms of the credit facility, the Company (i) executed promissory notes that bear interest at a rate of 12% per annum and (ii) issued warrants to purchase shares of the Company's common stock that expire 3 years after the debt has been paid. Because of the Company's inability to make payments required by terms of the credit facility, there have been numerous amendments and modifications to the agreement, the most recent being the "Seventh Amendment To Loan Agreement and Amendment To Notes" and the "Second Amendment and Agreement Regarding Warrants" of April 17, 2001 which specified the annual interest rate on the notes to be 13% beginning February 1, 2001, adjusted the exercise price of the warrants to $0.01, set the number of shares that could be purchased by exercising warrants to range from 5% to 12.5% based upon when the loan was fully paid, extended maturity date to April 30, 2001, and provided for further extensions of the maturity if certain repayments were made. Because the Company failed to make the required repayments certain terms of the credit facility were adjusted including: 1) the interest rate increased to 16% per annum computed on the sum of the outstanding principal and unpaid interest balance compounded daily; and 2) the number of shares of common stock that may be purchased by exercising the warrants was modified. Under the current in-effect terms of the agreement as modified and amended, the number of shares of common stock that may be purchased by exercising the warrants will be determined by dividing a) the amount of the credit facility plus the total interest incurred thereon by b) the exercise price, which is determinable based upon past and future financing events. Because the loan was not repaid by the dates required by the amended terms of the credit facility, the number of shares of common stock that may be purchased by exercising the warrants is multiplied by 150% and then by an additional 125%. The exercise price has been deemed not to exceed $0.41 but could be considerably lower as determined by financing events of the Company. The number of shares of common stock that may be purchased by exercising the warrants is potentially highly dilutive to the ownership interest of the Company and continuously increases until the credit facility is repaid.

     Discussions are ongoing to further extend the maturity date. If we are unable to secure a further extension for this indebtedness, the lenders would be in a position to require immediate repayment. As of August 8, 2001 the outstanding principal balance is $7,304,068. As previously discussed, the Company does not have the funds to repay this outstanding indebtedness and the demand for such payment could force the Company to cease operations and/or seek bankruptcy protection. . In addition an extension of the maturity, if received at all, could include terms that may materially increase the number of shares of the Company's common stock that are issued and outstanding or that are issuable by exercising the warrants. Should this occur, the effect would be to substantially dilute or perhaps virtually eliminate the ownership interests of the then current shareholders of the Company, potentially causing the value of any investment in the Company to be reduced or entirely lost.

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

     The credit facility of approximately $7.3 million of indebtedness that matured on April 30, 2001 includes warrants for the purchase of shares of the Company's common stock. In addition to providing for the purchase of shares of common stock, the warrants also contain a warrant conversion feature that allows warrants to be converted into shares without payment of cash or any other consideration. The number of shares that may be purchased through the exercise of warrants, or received through a warrant conversion is based upon numerous factors. Recent financing events of the Company, the Company's failure to make required repayments on the indebtedness, the market price of the Company's common stock, and the continuously increasing interest incurred amount, allow the warrant holders to receive a significant number of shares that would be highly dilutive to the then existing shareholders of the Company. If these factors were combined with an adverse interpretation of the loan documents that is contrary to the Company's interpretation thereof, the warrants could be exercised for shares that would represent a vast majority of the ownership of the company. Should the warrants be exercised under the currently existing terms of the credit facility, the effect would be to substantially dilute or significantly eliminate the ownership interests of the then current shareholders of the Company, potentially causing the value of any investment in the Company to be reduced or entirely lost.

     On February 5, 2001 the Company established a debt financing arrangement with a group consisting primarily of existing shareholders of the Company and amended this arrangement on April 24, 2001 to increase the maximum loan amount. The principal amount borrowed under this debt financing arrangement totaled $2,632,000 and bears interest at the rate of 12% per annum. The loan matured on July 5, 2001 and the Company requested the lenders to extend their loan to the earlier of the Company receiving a funding of $15 million or more, receipt of proceeds from the lawsuit that secures the loan, or January 5, 2002. This debt financing arrangement is collateralized by the Company's 65% interest in the station in Beaumont (KO9OVO) and an undivided interest in the proceeds the Company may receive in its lawsuit against Knapp Petersen & Clark. . The security interest of participants in the amended increased loan amount is subordinated to the security interest of the original lenders. In connection with this debt financing arrangement, the lenders were issued (for each $1.00 loaned) a warrant to acquire one share of restricted common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75 and four shares of restricted common stock.

     In exchange for extending the loan maturity the lenders were offered, for each $1.00 loaned, two additional shares of restricted common stock OR four warrants. Each warrant entitles the holder to acquire one share of restricted common stock, at any time prior to February 5, 2003 at a maximum per-share exercise price of $.75. As of August 8, 2001 $1,907,000 of the outstanding debt of $2,632,000 has been extended. Thus far each lender that has extended the maturity date has elected to receive the shares for the extension.

     The common stock and warrants were recorded at the amount received of $2.632 million. The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan. As of June 30, 2001, $2,632,000 was outstanding under this debt arrangement and the unamortized discount on the debt equaled $45,667.

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

     On April 17, 2001 a related party provided a loan to the Company in the amount of $100,000 and provided an additional $50,000 on July 6, 2001, all maturing on October 16, 2001. The loans provide for interest payable with restricted common stock at the rate of one share for each $1.00 loaned for the first 30 days, 1.1 shares for each $1.00 loaned for the 2nd month, and increasing each month to a maximum of 1.6 shares for each $1.00 loaned for the 6th month. The shares earned are recorded as interest expense.

     On April 30, 2001 Mr. Ryffel, the Company's chairman of the board, provided $112,000 to the Company to cover a payroll overdraft. Terms of the funding from Mr. Ryffel have not been finalized.

     On July 23, 2001 the Company entered into a $50,000 credit facility with a related party that matures on January 5,

2001 and bears interest at the annual rate of 12%. In connection with this debt financing arrangement, the lender was issued six shares of restricted common stock for each $1.00 of debt financing. The common stock was recorded at the amount received of $50,000. The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.

     On July 17, 2001 the Company entered into a $100,000 credit facility with a related party that matures on January 5, 2001 and bears interest at the annual rate of 12%. In connection with this debt financing arrangement, the lender was issued (for each $1.00 loaned) a warrant to acquire one share of restricted common stock, at any time prior to February 5, 2003 at a maximum per-share exercise price of $.75. In addition, the lender was issued eight shares of restricted common stock for each $1.00 of debt financing. The common stock was recorded at the amount received of $100,000. The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.



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

     Also on February 20, 2001, Michael Fletcher was appointed to the position of Chief Operating Officer of Hispanic Television Network, Inc. Mr. Fletcher has been with the Company since July 11, 2000 where he has been acting as Executive Vice President of HTVN and President of HTVN owned Televideo. Mr. Fletcher fills the Chief Operating Officer position vacated by Karen Lincoln.

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

     During December 2000, Jerald C. Powell and Susan L. Powell filed a lawsuit in the 342nd District Court of Tarrant County, Texas (case no. 342-185613-00) against us, our predecessor corporations, ATN Network, Inc., Bob J. Bryant and Don Shelton (both former directors of ours), and Fred Hoelke. Plaintiffs assert a variety of claims (including certain claims based on state securities laws) arising out of the alleged merger of ATN Network, Inc. into one of our predecessor corporations and certain other related alleged transactions. All of the defendants have filed an answer in this lawsuit. This lawsuit is currently in the discovery stage. We believe this lawsuit is without merit, and we intend to defend vigorously against all of Plaintiffs' asserted claims.

     The Entertainment Search Group, Inc., d/b/a Brad Marks International won a judgment against the Company for unpaid recruiting services. An liability in the amount of $61,233 is included in the payables of the Company for this obligation.

     In March/April 2001 Mr. Marco Camacho, former Chief Executive Officer, Karen Lincoln, former Chief Operating Officer, and B. Franklin Byrd, former Chief Financial Officer filed lawsuits for an unspecified amounts regarding their departure from the Company. The Company believes that the claims are without merit and does not anticipate that a significant cost will be incurred as a result of these pending actions. Accordingly a reserve has not been established for these claims. Should Mr. Camacho, Ms Lincoln, and/or Mr. Franklin prevail, it cannot be determined at this time what the amount of the judgment(s) might be.

     In July 2001 a Cameron County judge issued a Turnover Order for the Company's station and FCC license in Eagle Pass, TX relating to Zavaletta v. Wheeler and HTVN. The Company is preparing a restraining order and dec action in Maverick County to stay proceeding in Cameron County. The Company believes the Turnover Order violates state and federal law and if necessary, the decision will be appealed to a higher court.

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


CONSULTING AND PROFESSIONAL SERVICES/CHARITABLE CONTRIBUTIONS
     In January 2001, the Company issued 2,004,000 shares to related parties for consulting and legal services during 2000 and the first quarter of 2001. $931,745 of the expense relating to these shares was recorded in fiscal year 2000. The remaining $234,500 expense was recognized in January 2001. In June 2001 the Company issued 996,375 common shares to related parties and incurred the obligation to issue an additional 125,824 common shares for legal services totaling $471,530. The expense was recorded in the second quarter of 2001.

     Hispano Television Ventures entered into a consulting arrangement with Woodcrest Capital, L.L.C., which is owned by our Chairman of the Board and one of our directors. Pursuant to the terms of this May 28, 1999 agreement, Woodcrest agreed to provide the Company with business consulting services. In exchange for services, Woodcrest receives 1,066,667 shares of common stock per year of Hispano Television Ventures common stock which, after a 4:1 stock split by Hispano Ventures and a conversion factor of 1.64 for the merger with AIN, is the equivalent of 7 million common shares of the Company. Woodcrest is also entitled to receive reimbursement for all of its expenses. Woodcrest agreed to accept 1,066,667 common shares of the Company as full common share payment for the period of May 28, 2000 through May 28, 2001. For the year ended December 2000, the Company recorded a consulting expense in the amount $2,723,193 which represents 634,156 common shares which is the pro rata portion of shares which were earned during the year. For the six months ended months ended June 30, 2001 the Company recorded a consulting expense of $194,227 which represents the pro rata portion of shares which were earned for the period. These shares were issued in May 2001.

     The consulting arrangement with Woodcrest Capital, L.L.C. automatically renewed for the period of May 29, 2001 through May 28, 2002. Under this agreement the Company issued 7 million shares to Woodcrest in May 2001 which had a value of $2,450,000. $204,167 of this amount was expensed in June 2001 and the balance of $2,245,833 is recorded as Deferred Service.

     The Company issued 100,000 common shares to each of its two independent directors of the Company in May 2001 for services rendered as members of the board of directors. An expense of $76,000 was recorded when the shares were issued.

     In June 2001 the Company agreed to issue 7,658 common shares valued at $2,912 for assistance in securing programming. These shares were issued in July 2001.

ACCOUNTING SERVICES
     The Company has an agreement with its Interim Chief Financial Officer to receive his compensation in common stock of the Company. In accordance with this agreement, 300,000 shares were issued in the second quarter of 2001.

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

EMPLOYEE COMPENSATION
     During the first and second quarters of 2001, the Company issued 434,274 shares of common stock valued at $188,626 to employees as additional compensation. Of this $32,898 was reflected as of December 31, 2000 and $155,728 was charged to earnings for the six months ended June 30, 2001.

BUILDING IMPROVEMENTS
     In lieu of cash payment, the Company issued 46,449 shares of common stock valued at $23,224 for partial payment for building improvements in February 2001.

SETTLEMENTS
     In March 2001, the Company agreed to issue 770,000 shares of the Company's common stock, for settlement agreements with certain individuals, all of whom were shareholders, to release the Company of any and all claims the individuals had or may have against the Company. The settlements were for matters existing with the Company's predecessor and therefore were treated as an increase in the purchase price. Since goodwill is impaired and was expensed in 2000, the fair value of the shares in the amount of $273,700 was charged to earnings.

CANCELLATION OF CONTRACT
     In June 2001 the Company issued 1,200,000 common shares in exchange for cancellation of a contract under which the Company had previously received $300,000 which had been recorded as deferred revenue.

PROGRAMMING
     During the second quarter of 2001 the Company issued 316,315 valued at $437,485 for programming.

INTEREST ON DEBT
     In connection with debt financing arrangements, the Company issued 9,888,000 common shares as additional consideration for providing the financing to the Company. The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount on debt which amortized as additional interest expense over the term of the loan.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The credit facility provided by Goff-Moore Strategic Partners L.P. and a number of other private investors, which is secured by virtually all of the assets of the Company, matured on April 30, 2001. As of August 8, 2001 the outstanding principal balance is $7,304,068. The Company is currently in discussions to extend the maturity. The Company does not have the funds to repay this indebtedness and the demand for such payment could the Company to cease operations and /or seek bankruptcy protection.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

     On August 3, 2001 the Company's common stock began trading on the OTC Bulletin Board under the symbol HTVN. Previously the Company's common stock had traded on the Nasdaq National Market To be listed on Nasdaq companies must, among other requirements, maintain a minimum bid price of $1.00 and have a minimum of $4 million in net tangible assets. The Company was unable to maintain these requirements and its stock was delisted by Nasdaq. As a result of now trading on the OTC Bulletin Board, the liquidity and the volume of shares traded, the price, and the bid/ask spread for the Company's common stock could be adversely affected.


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


EXHIBIT NO.    DESCRIPTION AND METHOD OF FILING
4.1            Certificate of Designation Preferences, Rights and Limitations
               of Series B Preferred Stock of American Independent Network, Inc.
               (Incorporated by reference to Exhibit 4.1 of our Annual Report on
               Form 10-KSB, dated April 24, 2000).

10.1 Distribution Agreement with National Cable Television Co-op dated May 1, 2001

10.2           Affiliation Agreement with Time Warner dated March 5, 2001

10.3           Affiliation Agreement dated April 19, 2001 with Satellite
               Services, Inc.

10.4           Motion picture sales agreement dated March 26, 2001 with Reel
               Funds  International, Inc.

10.5           AIN management agreement with ParMedia dated March 14, 2001

10.6           Seventh amendment to Loan Agreement between Goff Moore Strategic
               Partners LP and GAINSCO, Inc. and Hispanic Television Network,
               Inc. dated April 17, 2001

10.7           Second Amendment and Agreement Regarding Warrants between Goff
               Moore Strategic Partners LP and GAINSCO, Inc. and Hispanic
               Television Network dated April 17, 2001 Computation of per share earnings

11   *         Computation of per share earnings


*Filed herewith.

    (b)  REPORTS ON FORM 8-K.

         During the first and second quarter of 2001, we filed the following Current Reports on Form 8-K:

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

                                            HISPANIC TELEVISION NETWORK INC.

  Date:  August 9,  2001                    By: /s/ James A. Ryffel
                                                --------------------------------

                                                James A. Ryffel

                                                Chairman of the Board