Form 10QSB
period 2001-09-30
HISPANIC TELEVISION NETWORK INC
filed 2001-11-19
CIK 1000876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2001

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission file number 000-23105

HISPANIC TELEVISION NETWORK, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	75-2504551 (IRS Employer Identification No.)

6125 Airport Freeway, Suite 200, Fort Worth, Texas (Address of Principal Executive offices)	76117 (Zip Code)

Issuer’s telephone number, including area code: (817) 222-1234

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of November 15, 2001, there were approximately 155,501,250 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

HISPANIC TELEVISION NETWORK, INC.

PART I  FINANCIAL INFORMATION

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 24A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places including Item 1. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results could differ materially from those projected in the forward-looking statements. This report identifies factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements

Item 1. FINANCIAL STATEMENTS

Hispanic Television Network, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$95,686	$87,235
Accounts Receivable (net of allowance for doubtful accounts of $27,612 at September 30, 2001 and $0 at December 31, 2000)	125,282	141,481
Prepaid expenses and other current assets	110,198	779,571
Total current assets	331,166	1,008,287

Property and equipment, net	4,797,833	4,773,039
Other assets	457,971	3,059,634
Total assets	$5,586,970	$8,840,960

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$2,864,439	$917,730
Accrued Liabilities and other	496,849	1,631,137
Notes Payable	3,841,380	1,053,045
Accrued Interest	1,663,080	656,075
Deferred Revenue	-	300,000
Due to Private Placement Participants, net of discount	7,304,068	6,798,091
Programming contracts payable	151,750	1,607,000
Obligation under capital lease	351,159	392,014
Other	14,295	10,396
Total Liabilities	16,687,020	13,365,488

Stockholders’ equity:
Convertible Preferred Stock, $1.00 par value: Authorized shares – 10,000,000 Issued and outstanding – 38,889	252,774	275,774
Common stock pending issuance	1,911,447	3,887,836
Deferred consulting expense	(1,633,332)	-
Deferred interest expense	(691,690)	-
Common Stock, par value $0.01: 500,000,000 shares authorized, 140,857,751 outstanding at September 30, 2001 and 90,822,587 outstanding at December 31, 2000	1,408,577	908,226
Additional Capital	48,542,160	32,353,122
Accumulated Deficit	(60,889,986)	(41,949,486)
Total stockholders’ equity (deficit)	(11,100,050)	(4,524,528)
Total liabilities and stockholders’ equity	$5,586,970	$8,840,960

See accompanying notes

Hispanic Television Network, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months

Ended September 30, 2001 and September 30, 2000

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000

Revenue	$223,333	$140,845	$1,402,299	$395,704

Expenses:
Programming	359,187	1,489,558	1,060,479	2,368,230
Satellite rental	103,902	182,133	623,613	626,842
Production	152,538	86,184	321,265	263,645
Rent	34,013	15,775	172,643	1,837
Administrative	340,168	881,824	4,389,093	1,712,688
Salaries and wages	1,020,618	1,308,968	2,827,131	3,200,767
Professional fees	1,990,781	1,105,305	3,519,378	1,984,263
Depreciation	206,407	103,655	559,144	234,634
Amortization	-	339,843	36,043	1,010,180
Total expenses	4,207,614	5,513,245	13,508,789	11,403,086
Loss from operations	(3,984,281)	(5,372,400)	(12,106,490)	(11,007,382)
Other (Income)/Expense	(35,089)		61,248
Interest expense (net)	1,727,805	1,753,012	6,772,762	2,031,100
Net Loss	$(5,676,997)	$(7,125,412)	$(18,940,500)	$(13,038,482)

Basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.16)	$(0.15)

Weighted average shares outstanding	133,001,088	90,914,831	115,391,441	87,860,747

See accompanying notes

Hispanic Television Network, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended September 2001 and September 2000

(Unaudited)

	2001	2000

Operating Activities
Net loss	$(18,940,500)	$(13,038,482)
Adjustment to reconcile net loss to net cash used by operating activities:
Amortization	36,043	1,010,180
Depreciation	559,144	234,634
Stock issued for consulting, litigation settlement and other services	3,930,737	437,058
Stock and options issued for compensation	766,362	914,204
Deferred consulting costs recognized	816,668	-
Expense related to extinguishment of debt	-	237,887
Write-off of impaired assets, net of related liabilities	1,649,516	-
Interest expense on debt discount	2,017,226	1,532,156

Changes in operating assets and liabilities:
Accounts receivable	16,199	(52,013)
Other assets	-	650,294
Prepaid assets	267,100	(393,169)
Accounts payable	1,946,709	(779,611)
Other liabilities	1,505,787	2,770,212
Accrued interest	1,007,005	78,320
Deferred revenue	(300,000)
Programming contracts payable	(28,000)	-
Net cash used by operating activities	(4,750,004)	(6,398,330)

Investing Activities
Capital expenditures	(112,190)	(2,545,266)
Station acquisitions and licenses	-	(3,981,298)
Purchase of Building	-	(800,000)
Net cash used by investing activities	(112,190)	(7,326,564)

Financing Activities
Borrowings on notes payable	3,411,500	5,723,644
Payments under capital leases	(40,855)
Proceeds from exercise of stock warrants	-	2,259,000
Proceeds from sale of stock	1,500,000	9,600,000
Net cash provided by financing activities	4,870,645	17,582,644
Net cash increase	8,451	3,857,750
Cash, beginning of period	87,235	52,655
Cash at end of period	$95,686	$3,910,405
Cash paid for interest	$42,065	$39,001
Cash paid for income taxes	$-	$-
Deposits converted to fixed assets	$402,273	$-
Common stock issued for fixed assets	$23,224	$-

See accompanying notes.

Hispanic Television Network, Inc

Statement of Stockholders' Equity

September 30, 2001

(Unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Capital	CommonStockPending Issuance	Deferred Interest	Deferred Service	Accumulated Deficit	Total
Balance at December 31, 1999	42,427	$275,774	78,101,596	$781,016	$3,074,282				$(3,437,319)	$693,753

Sale of common stock and exercise of warrants	-	-	11,129,500	111,295	12,205,205	200,000			-	12,516,500
Common stock canceled due to judgement	-	-	(505,169)	(5,052)	5,052	-			-	-
Common stock issued for settlements	-	-	1,236,449	12,364	1,990,982	-			-	2,003,346
Common stock issued for legal services	-	-	226,844	2,270	2,556,571	666,145			-	3,224,986
Common stock issued for consulting and professional services	-	-	71,161	711	533,138	2,988,793			-	3,522,642
Common stock issued for charitable contribution	-	-	27,206	272	83,060	-			-	83,332
Common stock issued for programming services	-	-	100,000	1,000	727,000	-			-	728,000
Compensation related to issuance of stock and stock options	-	-	20,000	200	1,002,919	32,898			-	1,036,017
Warrants issued with private placement debt	-	-	-	-	3,636,000	-			-	3,636,000
Common stock issued/accrued for station acquisitions	-	-	215,000	2,150	4,453,913	-			-	4,456,063
Common stock and options issued for the acquisition of Televideo	-	-	120,000	1,200	1,660,600	-			-	1,661,800
Common stock issued for affiliate agreement	-	-	80,000	800	424,400	-			-	425,200
Net Loss	-	-	-	-	-	-			(38,512,167)	(38,512,167)

Balance at December 31, 2000	42,427	$275,774	90,822,587	$908,226	$32,353,122	$3,887,836	$-	$-	$(41,949,486)	$(4,524,528)

Common stock issued for programming	-	-	566,184	$5,662	$526,776	33,300			-	565,738
Common stock issued for consulting and legal services	-	-	12,984,022	129,840	7,212,996	(2,886,675)		(1,633,332)	-	2,822,829
Common stock issued for accounting services	-	-	663,045	6,630	207,753	243,000			-	457,383
Sale of common stock and exercise of stock warrants	-	-	8,559,000	85,590	1,614,410	(200,000)			-	1,500,000
Common stock issued for employee compensation	-	-	888,774	8,888	412,288	297,686			-	718,862
Common stock issued for building improvements	-	-	46,449	464	22,760	-			-	23,224
Common stock issued for station acquisitions	-	-	1,000,000	10,000	(10,000)	-			-	-
Common stock issued for interest on debt	-	-	23,078,158	230,782	5,705,948	536,300	(691,690)		-	5,781,340
Common stock issued for employee bonus	-	-	27,500	275	27,225	-			-	27,500
Common stock to be issued for settlements	-	-	920,000	9,200	296,000	-			-	305,200
Common stock issued for cancellation of contract	-	-	1,200,000	12,000	288,000	-			-	300,000
Common stock issued for commissions	-	-	194,532	1,945	43,380	-			-	45,325
Cancellation of stock certificate	-	-	(100,000)	(1,000)	(181,715)	-			-	(182,715)
Common stock issued for preferred shares	(3,538)	(23,000)	7,500	75	23,217	-			-	292
Net income/(loss)	-	-	-	-	-	-			(18,940,500)	(18,940,500)
Balance at September 30, 2001	38,889	$252,774	140,857,751	$1,408,577	$48,542,160	$1,911,447	$(691,690)	$(1,633,332)	$(60,889,986)	$(11,100,050)

See accompanying notes.

Notes to Condensed Financial Statements

September 30, 2001

(Unaudited)

1.     General

The financial statements of Hispanic Television Network, Inc. (“the Company”) as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and September 30, 2000 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 3-10 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  While management of the Company believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2000 Form 10-KSB.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for the interim periods presented.  The results of operations for the three-month and nine month periods ended September 30, 2001 and September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.  The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Organization

Hispanic Television Network, Inc. (“the Company”) is the successor entity formed by the merger on December 15, 1999 of American Independent Network, Inc. (“AIN”) and Hispano Television Ventures, Inc. (“HT Ventures”).  AIN, a publicly held corporation, was incorporated in Delaware on December 11, 1992.  HT Ventures, a privately held corporation, was incorporated in Texas on February 24, 1998.  The Company’s purpose is to provide television service to the Hispanic community.

On September 2, 1999, HT Ventures entered into a transaction (“HT Ventures Transaction”) whereby HT Ventures purchased 11,000,000 previously unissued shares of AIN common stock for total purchase consideration of $500,000 in cash.  As a result, of the HT Ventures Transaction, HT Ventures owned approximately 60% of the then outstanding shares of common stock of AIN.  Subsequently, on December 15, 1999, HT Ventures completed the merger (“the Merger”) with and into AIN, the legal surviving entity, and changed AIN’s name to the Hispanic Television Network, Inc. (“the Company”).  Pursuant to the terms of the Merger Agreement, stockholders of HT Ventures received a total of 70,000,000 shares of AIN common stock in exchange for the then outstanding shares of HT Ventures. As part of the Merger Agreement, the 11,000,000 shares purchased by HT Ventures on September 2, 1999, in connection with the HT Ventures Transaction, were cancelled upon the finalization of the merger on December 15, 1999.  The Merger Agreement provided for AIN to issue 70,000,000 shares of common stock in exchange for all the outstanding shares of HT Ventures.  The common stock exchanged, in addition to the existing AIN preferred and common shares previously outstanding, collectively results in the new capitalization of Hispanic Television Network, Inc. formerly American Independent Network, Inc.  Subsequent to the Merger, HT Ventures stockholders owned approximately 90% of AIN.

Accordingly, the Merger was accounted for as a “reverse acquisition” using the purchase method of accounting with HT Ventures being the “accounting acquirer”.  In a reverse acquisition, the historical stockholders’ equity of the accounting acquirer prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuers and acquirer’s stock by an offset to paid in capital.  All share and per share information has been presented in the accompanying financial statements as if the recapitalization had occurred as of the first day presented in the financial statements. The financial statements reflect the operations of AIN and for the period subsequent to acquisition on September 2, 1999

Risks and Uncertainties

In addition to the other information in this report and in the annual report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

The Company has a severe liquidity shortfall.  Revenues are inadequate to meet current operating cash flow requirements and immediate funding is required to continue operations.  The Company continues to seek sources of funding however no financing arrangements are currently under contract and there are no assurances that the Company will be able to obtain adequate financing.  Expected operating losses, coupled with an acute lack of liquidity cause immediate substantial doubt about the Company’s ability to continue as a going concern.

As of November 15, 2001 the Company owes approximately $2,900,000 in trade payables, the majority of which are beyond the payment terms.  Collection procedures have been initiated by many of the vendors and suppliers and several of these collection procedures have progressed to judgments against the Company, garnishment of the Company’s bank accounts, and in one case the Company’s failure to pay an obligation has resulted in a hearing being scheduled for January 15, 2002 for appointment of receiver to liquidate the Company.  The Company has not determined its course of action if it is unable to satisfy these obligations but non-payment of these liabilities could cause the Company to cease operations, liquidate assets and/or to seek bankruptcy protection.

In addition to the immediate requirement for financing to continue operations, the Company has approximately $7.3 million of indebtedness that matured April 30, 2001 and which is secured by all of the assets of the Company.  Despite numerous discussions with the lender regarding restructuring the credit facility, at this time there is not an agreement in place to extend the maturity or to restructure the debt.  Because of the Company’s inability to repay the indebtedness, failure to restructure this debt could lead to the immediate demand for repayment.  Because the loan is matured, a demand for repayment could be made at any time.  In addition, on November 1, 2001 the Company received an emergency funding on a demand note that allows the lender to compel the Company’s senior lender to take all actions available to them to accelerate all of the $7.3 million indebtedness.  Unless additional financing is obtained, such a demand would likely cause a cessation of operations, a liquidation of the Company’s assets, and/or force the Company into bankruptcy protection.

Unless additional financing is obtained, such a demand would likely cause a cessation of operations, a liquidation of the Company’s assets, and/or force the Company into bankruptcy protection.

A restructuring or extension of the $7.3 million indebtedness, if received at all, would likely include terms that would materially increase the number of shares of the Company’s common stock that are issued and outstanding.  Should this occur, the effect would be to substantially dilute or perhaps virtually eliminate the ownership interests of the then current shareholders of the Company, potentially causing the value of any investment in the Company to be reduced or entirely lost.

The credit facility of approximately $7.3 million of indebtedness that matured on April 30, 2001 includes warrants for the purchase of shares of the Company’s common stock.  In addition to providing for the purchase of shares of common stock, the warrants also contain a warrant conversion feature that allows warrants to be converted into shares without payment of cash or any other consideration.  The number of shares that may be purchased through the exercise of warrants, or received through a warrant conversion is based upon numerous factors.  Recent financing events of the Company, the Company’s failure to make required repayments on the indebtedness, the market price of the Company’s common stock, and the continuously increasing interest incurred on the debt, are factors that combine to allow the warrant holders to receive a significant number of shares through the exercise of the warrants, and the issuance of these shares would be highly dilutive to the then existing shareholders of the Company.  If these factors are combined with an adverse interpretation of the loan documents that is contrary to the Company’s interpretation thereof, the warrants could be exercised for shares that would represent a vast majority of the ownership of the company.  Should the warrants be exercised under the currently existing terms of the credit facility, the effect would be to substantially dilute or significantly eliminate the ownership interests of the then current shareholders of the Company, potentially causing the value of any investment in the Company to be reduced or entirely lost.

If the Company is able to secure additional financing, common shares that may be issued under the terms of that arrangement would likely be highly dilutive to the number of shares of common stock outstanding.  In addition common shares may also be issued for conversion or settlement of debt and/or payables for equity, future obligations which may be satisfied by the issuance of common shares, and other transactions and agreements which may in the future result in the issuance of additional common shares.  The common shares that the Company may issue in the future could significantly increase the number of shares outstanding and could be extremely dilutive or virtually eliminate the ownership interest of shareholders.

If the Company is able to obtain the required financing to remain in business, future operating results depend upon a number of factors, including but not limited to the strength of the national economy, the local economies where the Company’s stations and affiliates are located, the amount of advertising spent - especially the amount of advertising spent for television, and the amount of advertising directed toward the Hispanic population. The Company’s ability to attract the available advertising  is dependent upon, among other things, its station’s audience rating, its ability to provide interesting programming, local market competition from other television stations and other advertising media, and its ability to attract and retain television stations to carry its broadcast.

The Company has a history of losses, losses are expected in the future, and there can be no assurance that profitability can be attained in the future.  Even if  profitability is achieved, the Company may not sustain profitability on a quarterly or annual basis in the future.

The Company is controlled by a small group of existing stockholders whose interest may differ from those of other stockholders.       Our directors, executive officers and their affiliates beneficially own, in the aggregate, a significant percentage of our issued and outstanding common stock.  As a result, these stockholders could conceivably be able to control the outcome of all matters requiring stockholder approval, including:

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

On August 3, 2001 the Company’s common stock began trading on the OTC Bulletin Board under the symbol HTVN.  Previously the Company’s common stock had traded on the Nasdaq National Market. To be listed on Nasdaq companies must, among other requirements, maintain a minimum bid price of $1.00 and have a minimum of $4 million in net tangible assets. The Company was unable to maintain these requirements and Nasdaq delisted its stock.   As a result of now trading on the OTC Bulletin Board, the liquidity and the volume of shares traded, the price, and the bid/ask spread for the Company’s common stock could be adversely affected.

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

Property and Equipment

Property and equipment are recorded at cost.  The cost of property and equipment is depreciated over the estimated useful lives of the assets ranging from three to forty years.  Improvements are amortized by the straight-line method over the shorter of the estimated useful life of the improvement or the improved asset.  Depreciation is calculated using the straight-line method.  For the year ended December 31, 2000 the Company incurred $ 305,668 in depreciation expense, including amortization of assets under capital leases.  This amount was $206,407 and $559,144 for the three and nine months ended September 30, 2001.

Revenue Recognition

The Company’s primary source of revenue is the sale of airtime on its television stations.  Broadcast revenue is recorded when commercials are aired.  Revenues through September 30, 2001 consist of advertising, sale of airtime and production.  Cable advertising and subscriber fees will be included in revenues as earned.

Stock Based Compensation

The Company accounts for its stock-based compensation utilizing the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS 123), “Accounting for Stock-Based Compensation”.  Under APB No. 25, compensation expense is based upon the difference, if any, on the measurement date between the fair value of the Company’s stock and the exercise price.  All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.  Compensation expense related to fixed stock awards with pro-rata vesting is recognized on a straight-line basis over the vesting period.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, principally consist of accounts receivable. At September 30, 2001, no single customer represents a significant portion of the total receivable balance.  The Company’s billings are due generally in 30 days, and the Company does not require collateral on accounts.

Loss per Share

Basic and diluted net loss per share is computed based on the loss divided by the weighted average number of shares of common stock outstanding during each period.  Potentially dilutive securities totaling 17,558,084** additional shares of common stock which may be issued as a result of the conversion or exercise of preferred stock, stock options and warrants are not included in the calculation as their effect is antidilutive.

** This amount ONLY INCLUDES common shares that may be issued in the future due to the exercise or conversion of currently outstanding preferred shares of stock, outstanding options, and outstanding warrants excluding the number of shares issuable for the exercise of the Goff Moore Strategic Partners credit facility warrants. Common shares that may be issued in the future for conversion of debt and/or payables to equity, future obligations which may be satisfied by the issuance of common shares, common shares that may be issued in a funding transaction, common shares that may be issuable to Goff Moore Strategic Partners due to exercise of the warrants that are part of the credit facility, and other transactions and agreements which may in the future result in the issuance of additional common shares ARE NOT INCLUDED in this amount.  The common shares that the Company may issue in the future could significantly increase the number of shares outstanding and could be extremely dilutive or virtually eliminate the ownership interest of shareholders.

Prepaid programming and programming payable

The Company acquires the contractual rights to show certain of its programming for a stated period of time.  The Company records the asset and the contractual payable when the contract is entered into.  The programming is amortized over the duration of the contract while the payable is reduced as payments are made.  In February 2001 the contract with a program provider was cancelled resulting in the elimination of an asset valued at $1,309,646 and the elimination of liabilities totaling $1,332,139.   As of September 30, 2001 the Company had programming liabilities of $151,750 under such contracts.  At September 30, 2001 the remaining average life of the contracts was approximately 3 years.

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts receivable, trade credits receivable, accounts payable and notes payable, approximate fair value due to their short term nature.  The Company has classified all outstanding liabilities as current due to its inability to meet its current obligations.

Deferred Income Taxes

The Company accounts for income taxes using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Valuation allowances are provided for deferred tax assets when their realization is not reasonably assumed.

2.     Liquidity and Future Viability

Near the end of 2000 and continuing into 2001, the Company is experiencing critical liquidity needs resulting from the following factors:

*      An inability to obtain adequate funds from the public markets;

*      An inability to enter into a strategic partnership;

*      An inability to complete a structured financing;

*      An inability to generate significant revenues from its operations; and

*      An inability to reduce expense levels sufficiently to operate at a profit.

The Company has insignificant revenues under contract for fiscal 2001, and has a severe liquidity shortfall that impairs its ability to meet its current operating cash flow requirements.  As of November 15, 2001, it has less than $40,000 in cash available to meet its operating cash requirements.  The Company has significantly reduced its recurring cash requirements.  However, the Company needs a cash inflow of approximately $300,000 per month exclusive of scheduled debt repayments to meet its current monthly obligations and cash flow from revenues of approximately $100,000 per month are not sufficient to meet current cash needs.  The expected operating losses, coupled with an acute lack of liquidity cause immediate substantial doubt about the Company’s ability to continue as a going concern.  The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity.  Further, no financing arrangements are currently under contract and there are no assurances that the Company will be able to obtain adequate financing.  As discussed below, the Company has approximately $7.3 million of senior indebtedness that was due on April 30, 2001.  The Company has not determined its course of action should financing not be raised or if an extension of the maturity of the $7.3 million indebtedness is not obtained.  While the Company is seeking an extension of the maturity or to restructure this indebtedness, because of its inability to repay the indebtedness, failure to secure such an extension or restructuring, or to obtain additional financing could result in the immediate demand for repayment.  Because the indebtedness is matured a demand for repayment could occur at any time.  In addition, on November 1, 2001 the Company received an emergency funding on a demand note that allows the lender to compel the Company’s senior lender to take all actions available to them to accelerate all of the $7.3 million indebtedness.  A demand would likely cause a cessation of operations, a liquidation of the Company’s assets, and/or force the Company into bankruptcy protection.

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

Current management has expanded the Company’s revenue generation formula to include local advertising sales for Company owned and operated stations, while securing network advertising at the best available rate.  Management intends to increase rates as stations are added to the network.  In addition, current management has agreed to accept limited paid programming, a source of revenue that was not previously incorporated in the business plan.  This increased focus on generating advertising is expected to have a significant positive affect upon sales.  In addition, the Company has added a focus to secure carriage agreements with cable and digital distribution companies.  Securing distribution on a cable system can have the dual benefit of not only increasing viewership (and thus making the network more attractive to advertisers), but many agreements with cable companies also provide revenue to the network in the form of subscriber fees.

On the expense side, the Company has reduced its recurring monthly expenses in almost every expense category, especially in the areas of payroll and programming where immediate cost reductions have been realized.  Increasing revenue while reducing expenses has reduced the monthly negative cash flow, excluding repayment of debt and interest obligations, from $1,500,000 to the current level of approximately $300,000 by these actions.  Additionally, current management has restructured the sales department to focus on generating sales from all available sources, especially local sales at owned and operated television stations.

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

The existing debt financing arrangement provided by Goff Moore Strategic Partners, L.P. and a number of other private investors (collectively “GMSP”) was amended on April 17, 2001 (see Note 3).  The number of shares with respect to which GMSP will be granted warrants was modified, as was the exercise price of such warrants and the maturity date of the credit facility was extended to April 30, 2001.  The Company is currently in discussions with GMSP to further extend the maturity and to restructure the indebtedness and the Company may or may not be successful in these discussions.  As the indebtedness is matured, GMSP could demand immediate repayment at any time.  As of November 15, 2001 the outstanding principal balance is  $7,304,068.  As previously discussed, the Company does not have the funds to repay this outstanding indebtedness and the demand for such payment could force the Company to cease operations, liquidate its assets, and/or seek bankruptcy protection.  In addition a restructuring or an extension of the maturity, if received at all, could include terms that may materially increase the number of shares of the Company’s common stock that are issued and outstanding or that are issuable by exercising the warrants.  Should this occur, the effect would be to substantially dilute or perhaps virtually eliminate the ownership interests of the then current shareholders of the Company, potentially causing the value of any investment in the Company to be reduced or entirely lost.

The credit facility provided by GMSP includes warrants for the purchase of shares of the Company’s common stock.  In addition to providing for the purchase of shares of common stock, the warrants also contain a warrant conversion feature that allows warrants to be converted into shares without payment of cash or any other consideration.  The number of shares that may be purchased through the exercise of warrants, or received through a warrant conversion is based upon numerous factors.  Recent financing events of the Company, the Company’s failure to make required repayments on the indebtedness, the market price of the Company’s common stock, and the continuously increasing interest incurred amount, are factors that combine to allow the warrant holders to receive a significant number of shares through the exercise of the warrants that would be highly dilutive to the then existing shareholders of the Company.  If these factors were combined with an adverse interpretation of the loan documents that is contrary to the Company’s interpretation thereof, the warrants could be exercised for shares that would represent a vast majority of the ownership of the company.  Should the warrants be exercised under the currently existing terms of the credit facility, the effect would be to substantially dilute or significantly eliminate the ownership interests of the then current shareholders of the Company, potentially causing the value of any investment in the Company to be reduced or entirely lost.

As discussed below, on February 5, 2001 the Company established a debt financing arrangement with a group consisting primarily of existing shareholders of the Company.  This agreement was amended on April 24, 2001.  The principal amount borrowed totaled $2,632,000 and was payable on or before July 5, 2001.  As discussed below, the maturity date was extended until January 5, 2002.

As discussed below, the Company has entered into several other debt financing arrangements, including a funding of $300,000 represented by a demand note.  Terms of the $300,000 funding includes a provision wherein the lender could, at any time, require GMSP to take all actions available to them to accelerate all of the $7.3 million indebtedness that is due to GMSP.

3.     Debt

In July 2000, the Company entered into an $8,875,001 secured credit facility with Goff Moore Strategic Partners, L.P. (GMSP) and a number of other private investors. The Company’s obligation to GMSP is secured by all of the assets of the Company.  Pursuant to the terms of the credit facility, the Company (i) executed promissory notes that bear interest at a rate of 12% per annum and (ii) issued warrants to purchase shares of the Company's common stock that expire 3 years after the debt has been paid.  The credit facility was used to fund acquisitions and working capital.  Because of the Company’s inability to make payments required by terms of the credit facility, there have been numerous amendments and modifications to the agreement, the most recent being the “Seventh Amendment To Loan Agreement and Amendment To Notes” and the “Second Amendment and Agreement Regarding Warrants” of April 17, 2001 which specified the annual interest rate on the notes to be 13% beginning February 1, 2001, adjusted the exercise price of the warrants to $0.01, set the number of shares that could be purchased by exercising warrants to range from 5% to 12.5% based upon when the loan was fully paid, extended maturity date to April 30, 2001, and provided for further extensions of the maturity if certain repayments were made.  Because the Company failed to make the required repayments certain terms of the credit facility were adjusted including:  1) the interest rate increased to 16% per annum computed on the sum of the outstanding principal and unpaid interest balance compounded daily; and 2) the number of shares of common stock that may be purchased by exercising the warrants was modified.  Under the current in-effect terms of the agreement as modified and amended, the number of shares of common stock that may be purchased by exercising the warrants will be determined by dividing a) the amount of the credit facility plus the total interest incurred thereon by b) the exercise price, which is determinable based upon past and future financing events.  Because the loan was not repaid by the dates required by the amended terms of the credit facility, the number of shares of common stock that may be purchased by exercising the warrants is multiplied by 150% and then by an additional 125%.  The exercise price has been deemed not to exceed $0.41 but could be considerably lower as determined by financing events of the Company.  The number of shares of common stock that may be purchased by exercising the warrants is highly dilutive to the ownership interest of the Company and the number of shares that may be purchased continues to increase until the credit facility is repaid.

Discussions are ongoing to restructure the indebtedness and further extend the maturity date.  The loan is currently matured and the lenders could require repayment at any time.  As of November 15, 2001 the outstanding principal balance is  $7,304,068.  As previously discussed, the Company does not have the funds to repay this outstanding indebtedness and the demand for such payment could force the Company to cease operations and/or seek bankruptcy protection.  In addition an extension of the maturity, if received at all, could include terms that may even further increase the number of shares of the Company’s common stock that are issued and outstanding or that are issuable by exercising the warrants.  Should this occur, the effect would be to substantially dilute or perhaps virtually eliminate the ownership interests of the then current shareholders of the Company, causing the value of any investment in the Company to be reduced or entirely lost.

When issued, the warrants were recorded at their estimated fair value of $3.636 million.  The difference between the face value of the credit facility and the cash received and allocated to the notes is treated as a discount, resulting in additional interest expense over the term of the credit facility. As of September 30, 2001, $7,304,068 was outstanding under this debt arrangement and the discount on the debt was fully amortized.

On July 11, 2000, the Company acquired 100% of the outstanding stock of Televideo, Inc. and MGB Entertainment, Inc. As a result of the acquisition, the Company assumed the following loans: $100,000 loan, payable to Texas State Bank (TVI Line of credit), maturing May 23, 2001, interest payable at 11.5% per annum; and $32,919 loan payable to Texas State Bank (TVI loan), maturing on April 22, 2002, at 8.5% per annum.   The $100,000 loan is matured and an extension has been requested.  The outstanding balances on these loans as of September 30, 2001 were $100,000 and $14,879.  These loans are secured by equipment at Televideo, Inc.

On February 5, 2001 the Company established a debt financing arrangement with a group consisting primarily of existing shareholders of the Company and amended this arrangement on April 24, 2001 to increase the maximum loan amount.  The principal amount borrowed under this debt financing arrangement totaled $2,632,000 and bears interest at the rate of 12% per annum.  The loan matured on July 5, 2001 and the Company requested the lenders to extend their loan to the earlier of the Company receiving a funding of $15 million or more, receipt of proceeds from the lawsuit that secures the loan, or January 5, 2002.  This debt financing arrangement is collateralized by the Company’s 65% interest in the station in Beaumont (KO9OVO) and an undivided interest in the proceeds the Company may receive in its lawsuit against Knapp Petersen & Clark.  The security interest of participants in the amended increased loan amount is subordinated to the security interest of the original lenders.  In connection with this debt financing arrangement, the lenders were issued (for each $1.00 loaned) a warrant to acquire one share of common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75 and four shares of common stock.  As consideration for extending the loan maturity for each $1.00 loaned the lenders received two additional shares of common stock.

The common stock and warrants were recorded at the amount received of $2.632 million.  The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan. As of September 30, 2001, $2,632,000 was outstanding under this debt arrangement and the discount on the debt was fully amortized.  The common stock that was issued to extend the loans was valued at $2,074,880 and is being amortized to interest expense over the loan extension period.  As of September 30, 2001the unamortized deferred interest amount equals $691,690.

On April 17, 2001 a related party provided a loan to the Company in the amount of $100,000 and provided an additional $50,000 on July 6, 2001, all maturing on October 16, 2001.  The loans provide for interest payable with common stock at the rate of one share for each $1.00 loaned for the first 30 days, 1.1 shares for each $1.00 loaned for the 2nd month, and increasing each month to a maximum of 1.6 shares for each $1.00 loaned for the 6th month.  The shares earned are recorded as interest expense.

On April 30, 2001 Mr. Ryffel, the Company’s chairman of the board, provided $112,000 to the Company to cover a bank overdraft.  The funding is evidenced by a promissory note that bears interest at the annual rate of 12% and matures on January 5, 2002.  In connection with this financing, Mr. Ryffel received four shares of common stock for each $1.00 of debt financing.  The common stock was recorded at the amount received of $112,000.  The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.

On July 17, 2001 the Company entered into a $100,000 credit facility with a related party that matures on January 5, 2002 and bears interest at the annual rate of 12%.  In connection with this debt financing arrangement, the lender was issued (for each $1.00 loaned) a warrant to acquire one share of common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75.  In addition, the lender was issued eight shares of common stock for each $1.00 of debt financing.  The common stock was recorded at the amount received of $100,000.  The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.  On August 16, 2001 this party loaned an additional $100,000 to the Company and an additional $100,000 on September 18, 2001.  All terms of and the accounting treatment for the two latter fundings are identical to the terms and the accounting treatment for the funding of July 17th, except the lender received 10 shares and 16 shares respectively for each $1 loaned.

On July 23, 2001 the Company entered into a $50,000 credit facility with a related party that matures on January 5, 2002 and bears interest at the annual rate of 12%.  In connection with this debt financing arrangement, the lender was issued six shares of common stock for each $1.00 of debt financing.  The common stock was recorded at the amount received of $50,000.  The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.

On July 31, 2001 the Company entered into a $150,000 credit facility with two related parties that matures on January 5, 2002 and bears interest at the annual rate of 12%.  In connection with arrangement, for each $1.00 of debt financing, the lenders were issued one warrant to acquire one share of common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75 and 5.6 shares of common stock.  The common stock was recorded at the amount received of $150,000.  The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.

On August 31, 2001 Woodcrest Capital Corp., an entity owned by Mr. Ryffel (chairman of the board) and Mr. Miller (director of the Company) loaned $52,500 to the Company.  On September 14, 2001 Woodcrest loaned an additional $50,000 and on September 20, 2001 an additional $100,000.  The loans bear interest at the annual rate of 12%.  For providing these loans, Woodcrest received two million shares of common stock.  The common stock was recorded at the amount received by the Company.  The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.

On August 31, 2001 the Company received a $25,000 loan that matures on January 5, 2002 and bears interest at the annual rate of 12%.  In connection with this debt financing arrangement, the lender was issued one warrant to acquire one share of common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75 and 5 shares of common stock for each $1.00 of debt financing.  The common stock was recorded at the amount received of $25,000.  The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.

On September 28, 2001 the Company received a $10,000 loan that matures on January 5, 2002 and bears interest at the annual rate of 12%.  In connection with this debt financing arrangement, the lender was issued one warrant to acquire one share of common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75 and 10 shares of common stock for each $1.00 of debt financing.  The common stock was recorded at the amount received of $10,000.  The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.

On September 28, 2001 the Company received a $50,000 loan from a related party that matures on October 15, 2001.  In connection with this debt financing arrangement, the lender was issued one warrant to acquire one share of common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75 and 10 shares of common stock for each $1.00 of debt financing.  The common stock was recorded at the amount received of $50,000.  The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.

On October 15, 2001 the Company received a $50,000 loan from Mr. Hector Saldana, a director of the Company that matures on October 31, 2001.  In connection with this debt financing arrangement, the lender was issued 10 shares of common stock for each $1.00 of debt financing.  The common stock was recorded at the amount received of $50,000.  The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.

On November 1, 2001 the Company received a $300,000 loan from SNP General Partners L.P. (SNP).  The debt is evidenced by a demand promissory note that bears interest at the annual rate of 10%.  A Deed of Trust, Security Agreement and Financing Statement, and an Assignment of Rents and Leases secure the loan.  In addition, GMSP subordinated $300,000 of their senior secured position on all of the assets of the Company to SNP.  Terms of the $300,000 funding includes a provision wherein the lender could, at any time, require GMSP to take all actions available to them to accelerate all of the $7.3 million indebtedness that is due to GMSP.

4.   Stockholders’ Equity

The Company is the successor entity formed by the merger on December 15, 1999 of American Independent Network, Inc. (AIN) and Hispano Television Ventures, Inc.  The capital structure of the Company includes existing preferred stock from AIN of 38,889 shares.  The preferred stock is convertible into two shares of common stock and receives cumulative interest payments at the rate of 9% per annum in lieu of dividends.  The Company has accrued dividends in arrears of $80,357 as of September 30, 2001.

Private Placement

In January 2000 the Company completed a Private Placement whereby the Company sold 100 units, each unit consisting of 100,000 shares of common stock of the Company (the units were offered pursuant to Rule 506 of Regulation D promulgated under the Securities and Exchange Act) and 100,000 warrants to purchase one share of the Company’s common stock at an exercise price of $2.00 per share.  The warrants expire one year after the termination of the Private Placement.  This was amended on December 15, 2000 so that each warrant exercised before December 31, 2000 would receive three shares of common stock plus one warrant with an exercise price of $2.00 per share with an expiration date of June 30, 2001.  The Company received gross proceeds in January 2000 of $9,600,000 to complete the $10,000,000 offering pursuant to the Private Placement.  The Company had previously received $400,000 of the proceeds in 1999.

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

From a consortium of investors the Company received $1,500,000 in January 2001 for 6 million common shares and 1.5 million warrants to purchase one share of the Company’s common stock at an exercise price of $1.00 per share.  The warrants expire February 5, 2002.

Consulting and Professional Services/Charitable Contributions

In January 2001, the Company issued 2,004,000 shares to related parties for consulting and legal services during 2000 and the first quarter of 2001.  $931,745 of the expense relating to these shares was recorded in fiscal year 2000.  The remaining $219,050 expense was recognized in January 2001.   In June 2001 the Company issued 996,375 common shares to related parties and incurred the obligation to issue an additional common shares for legal services totaling $471,530.  On September 19, 2001 1,405,493 common shares were issued to a related party for the $471,530 obligation that was reflected in the second quarter, plus an additional $330,558 for legal services during the three months ended September 30, 2001.  Also in September 224,500 common shares valued at $26,940 were issued for other legal services.  For the three months ended September 30, 2001 86,987 shares valued at $29,955 were issued for consulting services, primarily related to programming.

Hispano Television Ventures entered into a consulting arrangement with Woodcrest Capital, L.L.C., which is owned by our Chairman of the Board and one of our directors.  Pursuant to the terms of this May 28, 1999 agreement, Woodcrest agreed to provide the Company with business consulting services.  In exchange for services, Woodcrest receives 1,066,667 shares of common stock per year of Hispano Television Ventures common stock that, after a 4:1 stock split by Hispano Ventures and a conversion factor of 1.64 for the merger with AIN, is the equivalent of 7 million common shares of the Company.  Woodcrest is also entitled to receive reimbursement for all of its expenses.  Woodcrest agreed to accept 1,066,667 common shares of the Company as full common share payment for the period of May 28, 2000 through May 28, 2001.  For the year ended December 2000, the Company recorded a consulting expense in the amount $2,723,193 which represents 634,156 common shares which is the pro rata portion of shares which were earned during the year.  For the six months ended June 30, 2001 the Company recorded a consulting expense of $194,227 that represents the pro rata portion of shares that were earned for the period. These shares were issued in May 2001.

The consulting arrangement with Woodcrest Capital, L.L.C. automatically renewed for the period of May 29, 2001 through May 28, 2002.  Under this agreement the Company issued 7 million shares to Woodcrest in May 2001, which had a value of $2,450,000.  $816,668 of this was expensed as of September 30, 2001 and the balance of $1,633,332 is recorded as Deferred Service.

The Company issued 100,000 common shares to each of the two independent directors of the Company in May 2001 for services rendered as members of the board of directors.  An expense of $76,000 was recorded when the shares were issued.

Accounting Services

The Company has an agreement with its Interim Chief Financial Officer to receive his compensation in common stock of the Company.   In accordance with this agreement, 663,045 common shares have been issued as of September 30, 2001.

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

Employee Compensation

During the first and second quarters of 2001, the Company issued  434,274 shares of common stock valued at $188,626 to employees as additional compensation.  Of this $32,898 was reflected as of December 31, 2000 and $155,728 was charged to earnings for the nine months ended September 30, 2001.  During the three months ended September 30, 2001 454,500 common shares were issued for severance/settlements to nine employees who were terminated to reduce operating expenses.  A charge in the amount of $232,550 for this share issuance was reflected in the three months ended September 30, 2001.

Building Improvements

In lieu of cash payment, the Company issued 46,449 shares of common stock valued at $23,224 for partial payment for building improvements in February 2001.

Settlements

In March 2001, the Company agreed to issue 770,000 shares of the Company's common stock for settlement agreements with certain individuals, all of whom were shareholders, to release the Company of any and all claims the individuals had or may have against the Company. The settlements were for matters existing with the Company's predecessor and therefore were treated as an increase in the purchase price.  Since goodwill is impaired and was expensed in 2000, the fair value of the shares in the amount of $273,700 was charged to earnings.  In August 2001 150,000 common shares were issued as full satisfaction of a note payable and accrued interest in the amount of $31,500.

Cancellation of Contract

In June 2001 the Company issued 1,200,000 common shares in exchange for cancellation of a contract under which the Company had previously received $300,000.  The receipt of the funds had been previously recorded as deferred revenue.

Programming

During the second quarter of 2001 the Company issued 316,315 common shares valued at $437,485 for programming and an additional 249,869 common shares valued at $94,953 were issued during the three months ended September 30, 2001.

Interest on Debt

For the nine months ended September 30, 2001 in connection with debt financing arrangements, the Company has issued 23,078,158 common shares as interest expense, loan extension fees and additional consideration for providing financing to the Company.  When shares are issued in conjunction receiving a loan, the difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount on debt that is amortized as additional interest expense over the term of the loan.  The value of the common shares that were issued in conjunction with extending the maturity of the loans was classified as deferred interest and is amortized to interest expense on a straight-line basis during the extension period.

Commissions

The Company has an arrangement with ParMedia LP wherein Par Media manages AIN in exchange for 40% of the net revenue of AIN.  On September 19, 2001 the Company issued 164,532 common shares valued at $40,125 under this agreement.  In September 2001 30,000 shares of common stock were issued as a finder’s fee for assisting the Company in securing financing.  These common shares were valued at $5,200.

Cancellation of stock certificate

The Company cancelled 100,000 common shares that had been issued for the purchase of a television station in Globe, AZ.

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

The Entertainment Search Group, Inc., d/b/a Brad Marks International won a judgment against the Company for unpaid recruiting services in the amount of approximately $123.000.  The Company has been unable to reach an agreement with The Entertainment Search Group, and the Company does not have the ability to pay the judgment.  The Entertainment Search Group has indicated they will attempt to execute on their judgment by levy.  A liability in the amount of $123,000 is included in the payables of the Company for this obligation.

Logistics International, Inc. vs. HTVN, won a judgment against the Company for non-payment on a promissory note. The judgment amount with interest is approximately $39,000.00.  The Company has not paid the judgment and a hearing been set for January 15, 2002 for Plaintiff’s Motion for Appointment of Receiver to liquidate the Company.  A liability in the amount of $39,000 is included in the records of the Company for this obligation.

In March/April 2001 Mr. Marco Camacho, former Chief Executive Officer, Karen Lincoln, former Chief Operating Officer, and B. Franklin Byrd, former Chief Financial Officer filed lawsuits for unspecified amounts regarding their departure from the Company.  The Company believes that the claims are without merit and does not anticipate that a significant cost will be incurred as a result of these pending actions.  Accordingly a reserve has not been established for these claims.  Should Mr. Camacho, Ms Lincoln, and/or Mr. Franklin prevail, it cannot be determined at this time what the amount of the judgment(s) might be.

In July 2001 a Cameron County judge issued a Turnover Order for the Company’s station and FCC license in Eagle Pass, TX relating to Zavaletta v. Wheeler and HTVN.  The Company is preparing a restraining order and dec action in Maverick County to stay proceeding in Cameron County.  The Company believes the Turnover Order violates state and federal law and if necessary, the decision will be appealed to a higher court.

Ignacio Garcia and Norman Neuweiler vs. Hispanic Television Network, Inc., CC-01-601-C, CC #3, Dallas County, Texas.  This is a claim from two former employees, which is not material, and which the Company believes has minimal value.

Sonoca Corporation, dba Moso Productions vs. Hispanic Television Network, Inc., American Independent Network, Inc., Fred Hutton, et al.  Case No. BC242259, in the Superior Court of the State of California.  We have reached an agreement wherein the moneys owed for programming can be paid out over time.  Total exposure is less than $35,000.00.

Grand Avenue Industrial Properties vs. Hispanic Television Network, Inc., in the Superior Court of the State of Arizona, Maricopa County.  A settlement has been reached in this matter.  The amount in controversy was less than $7,000.00.  The case was set for arbitration; however, the day of the arbitration, the Company reached settlement.

On October 25, 2001 a judgment was entered against the Company in the amount of $2,546.50 for the benefit of Anixter, Inc. for electronic parts and supplies that were purchased by the Company and which were not paid for.

Producciones Zacarias vs. HTVN.  This is a suit out of California District Court filed on June 15, 2001.   This is a suit alleging copyright violations.  The Company believes this lawsuit is without merit and will not have a material adverse effect on the Company.

Peliculas y Videos vs. HTVN.  This is a lawsuit filed on October 1, 2001 in the US District Court for the Southern District of Texas, Houston Division.  We are in the process of preparing a response to the suit and plan to have it removed to either Fort Worth or San Antonio.  This is a suit alleging copyright violations.  The Company believes this lawsuit is without merit and will not have a material adverse effect on the Company.

As of November 15, 2001 the Company owes approximately $2,900,000 in trade payables, the majority of which are beyond the payment terms.  Collection procedures have been initiated by many of the vendors and suppliers and several of these collection procedures have progressed to judgments against the Company, garnishment of the Company’s bank accounts, and in one case the Company’s failure to pay an obligation has resulted in a hearing being scheduled for January 15, 2002 for appointment of receiver to liquidate the Company.

The Company is involved in various other claims and legal actions arising from the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

6.     Subsequent Events

On August 30, 2001 the Company entered into an agreement to acquire Cubico.com, Inc. (Cubico), an interactive Internet community portal for young urban U.S. Latinos that offers free online services including email, chat, and message boards.  Cubico’s channels:  Estilo, Music, Entertainment, El Campus and Community showcase the latest in fashion, music, education, and celebrity interviews.  Cubico’s partnership with student and community organizations facilitates their ability to reach young Latinos via marketing and advertising campaigns on university campuses and at media events.

The acquisition of Cubico is a stock transaction wherein each outstanding share of Cubico immediately prior to the transaction shall be automatically converted by reason of the acquisition into one share of the Company’s common stock so that an aggregate of 5,596,334 shares of the Company’s common stock will be issued in connection with the acquisition.  In addition options to purchase an aggregate of 815,000 shares of Cubico common stock shall be converted to options to purchase the same number of the Company’s common stock at an exercise price of ten cents per share.  The closing is to occur on or before December 30, 2001.  There are several conditions precedent to the closing of the transaction including:  1) no action, suit, or proceeding shall have been instituted, pending or threatened seeking to prohibit the merger or to seek damages or other relief; 2) the Company shall have secured a commitment for a debt or equity financing of at least $15 million; and 3) the Company shall have received consent to the merger from its senior lenders (if required).  Under certain circumstances, if the Company terminates the agreement, Cubico is entitled to receive a termination fee of 2,798,167 shares of common stock of the Company.

Presented with an opportunity to increase revenues, on November 1, 2001 the Company ceased broadcasting American Independent Network programming and assigned the digital uplink channel previously utilized for AIN to Urban Television Network Corporation (UTVN).  AIN had been under-performing, had never operated profitably, and the UTVN arrangement presented greater opportunity for the Company, both immediately and in the future.

UTVN intends to become a minority owned broadcasting television network that airs programming of interest to the African American community.  For a cash payment of $100,000, a promissory note for $1.4 million, and an equity ownership of 10% of UTVN, the Company agreed to provide digital uplink and master control services to UTVN on the channel and equipment previously utilized by AIN.  In addition, beginning February 1, 2002 UTVN will pay to the Company a monthly fee of $100,000 plus 30% of their Net Revenues for the services provided by the Company.  For purposes of the 30% revenue sharing calculation, Net Revenues is defined as total revenues minus (commissions + $100,000 per month).   The 30% rate is reduced to 5% once the Company has received $1,000,000 from UTVN in revenue sharing proceeds and terminates in its entirety on October 31, 2004.  The promissory note accrues interest at the annual rate of 12%.  Payments on the note begin on June 1, 2002 with three monthly payments of $25,000 per month.  Payments then increase to $50,000 per month until all amounts owing under the note have been paid in full.  UTVN has the right to use the name American Independent Network for a period of six months.  Because UTVN would incur irreparable damages due to an interruption of services, should the Company cease to exist as an operating entity or fail to provide the services required by the agreement, the shares of common stock issued to the Company by UTVN shall be cancelled, the promissory note shall be considered paid in full, and the monthly fee and the revenue sharing is terminated with no further obligation of UTVN to make any further payments to the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYIS OR PLAN OF OPERATION

Background

On December 14, 1999, American Independent Network, or AIN, merged with Hispano Television Ventures, Inc., a producer of Spanish-language programming, and was renamed Hispanic Television Network, Inc. Originally formed on December 11, 1992, AIN has historically operated as a general market, family-oriented television network providing programming and other services. Hispanic Television Network, Inc. (the "Company") owns and operates two television networks.  The first of these networks is a Spanish-language television network named "Televisión Hispana" or HTVN.  This network is focused primarily on serving Hispanic individuals of Mexican origin (also referred to as Mexican Hispanics).  Currently HTVN owns, operates, or has affiliations with 19 television stations.  The second of our networks is a general market, family-oriented English-language television network named the "American Independent Network" or AIN.  It provides programming 24 hours a day, seven days a week to more than 40 affiliate stations located throughout the United States.

        The Company has experienced significant operating losses and negative cash flows in 2001, and expects to incur such losses in the foreseeable future.  Near the end of  2000, the Company experienced critical liquidity needs resulting from the following factors:

*     An inability to obtain funds from the public markets;

*     A lack of ability to enter into a strategic partnership;

*     An inability to complete a structured financing;

*     An inability to generate significant revenues from its operations; and

*     An inability to reduce expense levels sufficiently to operate at a profit.

The Company has a severe liquidity shortfall.  Revenues are inadequate to meet current operating cash flow requirements and immediate funding is required to continue operations.  The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity.  Further, no financing arrangements are currently under contract and there are no assurances that the Company will be able to obtain adequate financing.  Expected operating losses, coupled with an acute lack of liquidity cause immediate substantial doubt about the Company’s ability to continue as a going concern.

In October the Company entered into a non-binding term sheet that would provide financing to the Company.  Discussions continue between the parties however a definitive agreement has not been reached.

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

Current management has expanded the Company’s revenue generation formula to include local advertising sales for Company owned and operated stations, plus securing network advertising at the best available rate.  Management intends to increase rates as stations are added to the network.  In addition, current management has agreed to accept up to three hours each day of paid programming, a source of revenue that was not previously incorporated in the business plan.  This increased focus on generating advertising is expected to have a significant positive affect upon sales.  In addition, the Company has added a focus to secure carriage agreements with cable and digital distribution companies.  Securing distribution on a cable system can have the dual benefit of not only increasing viewership (and thus making the network more attractive to advertisers), but many agreements with cable companies also provide revenue to the network in the form of subscriber fees.

On the expense side, the Company has reduced its recurring monthly expenses in almost every expense category, especially in the areas of payroll and programming where immediate cost reductions have been realized.  The monthly negative cash flow has been reduced from $1,500,000 to $300,000 by these actions.  Additionally, current management has restructured the sales department to focus on generating sales from all available sources, especially local sales at owned and operated television stations.

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

If the Company is able to obtain the required financing to remain in business, future operating results depend upon a number of factors, including but not limited to the strength of the national economy, the local economies where the Company’s stations and affiliates are located, the amount of advertising spent - especially the amount of advertising spent for television, and the amount of advertising directed toward the Hispanic population. The Company’s ability to attract the available advertising is dependent upon, among other things, its station’s audience rating, its ability to provide interesting programming, local market competition from other television stations and other advertising media, and its ability to attract and retain television stations to carry its broadcast.

Revenues

Our primary source of revenue is the sale of advertising on our networks to national advertisers and on our television stations to local and national advertisers. Our revenues are affected primarily by the advertising rates that we are able to charge on our networks and that our television stations are able to charge as well as the overall demand for Hispanic television advertising time. Advertising rates are determined primarily by:

•      the markets covered by our networks,

•      the number of competing Hispanic television stations in the same market as our stations,

•      the television audience share in the demographic groups targeted by advertisers, and

•      the supply and demand for Hispanic advertising time.

Historically, our network advertising has been sold targeting direct response and per inquiry advertisers. Each of our stations will also have account executives that will solicit local and national advertising directly from advertisers and from advertising agencies.  Because our distribution is not as vast as our competitors we are offering services and opportunities that our competitors either don’t offer at all or offer on a restricted basis.  For example, we offer paid programming on a much larger quantity than most of our competitors.  We have also focused on partnering with advertisers to underwrite original productions and offer the clients product integration opportunities.  We also are offering our clients on-air promotional opportunities and marketing opportunities including event sponsorships that are also broadcast on the network.

We market our advertising time to:

•      Advertising agencies and independent advertisers. We sell commercial time to advertising agencies and independent advertisers. The monetary value of this time is based upon the estimated size of the viewing audience; the larger the audience, the more we are able to charge for the advertising time. To measure the size of a viewing audience networks and stations generally subscribe to nationally recognized rating services, such as Nielsen. Currently, a number of AIN’s affiliate stations are located in the smaller market areas of the country. Our goal is to enter into affiliate agreements with stations located in the top demographic markets in order to obtain Nielsen ratings that justify charging higher rates for our advertising time.

•      Affiliate Stations. In exchange for providing programming to our affiliate stations, we retain a portion of the advertising time and gain access to the affiliate stations’ markets. In a traditional broadcasting contract, an affiliate station would retain all available advertising time, which it would then sell to outside advertisers, and the network would receive a fee from the affiliate station. However, we believe that by selling retained commercial time to outside advertisers, we are able to generate higher revenues than we would otherwise receive in fees from our affiliate stations.

•      Program Owners: In exchange for licensing rights to select programming, we give the program owner advertising time during the broadcast of such programming. The program owner is then able to sell the advertising time to outside parties.   We typically do not derive any revenue from the advertising time which is given to the program provider.

Expenses

Our most significant expenses are employee compensation, engineering and transmission expenses, professional services, production and programming expenses. Depreciation of fixed assets and amortization of costs associated with stations we own are also significant expense items. In some cases, we incur upfront programming expenses when procuring programming usages and licenses.  These upfront payments are amortized over the applicable contract term.  As a result of attracting key officers and personnel to HTVN, we have offered stock options as an additional form of compensation. When the strike price of the stock option is less than the fair market value of the stock on the date of grant, the difference is amortized as compensation expense over the vesting period of the stock options.

Advertising

        The majority of all revenues generated come from the sale of network, national spot and local spot advertising on our owned and operated stations.

Network Advertising. All owned and operated stations as well as affiliates have a percentage of available commercial time dedicated for “network” sales. The commercials sold on the network are broadcast simultaneously in all markets that we serve.

National Spot Advertising. National advertisers have the opportunity to buy “spot” advertising in specific markets. For example, an advertising agency in New York would use spot advertising to purchase commercials in San Antonio and Oklahoma City.

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

Results of Operations:  for the three and nine months ended September 30, 2001 and 2000.

Revenues. Revenues are primarily derived from sales of advertising and programming time, and production services.  Revenues for the three and nine months ended September 30, 2001 were $223,333 and $1,402,299 compared to $140,845 and $395,704 for the three and nine months ended September 30, 2000.  Sales in the first through third quarters of 2000 were derived primarily from AIN as Television Hispania was being launched.  Revenues for the same period of 2001 include advertising on HTVN, AIN, and production sales by Televideo, which was acquired in July 2000.

 Cost of Operations. Costs of operations were $4,207,614 and $13,508,789 for the first three and nine months of 2001 compared to $5,513,245 and $11,403,086 for the same periods of 2000.  Major components of Cost of Operations for the first three and nine months of 2001include $359,187 and $1,060,479 for programming, $103,902 and $623,613 in satellite rental, professional fees of $1,990,781 and $3,519,378 which includes the cost of the Company’s independent auditors, legal fees primarily to a related party, and business consulting services provided by a related party and Woodcrest Capital, L.L.C. (which is owned by our Chairman of the Board and one of our directors), and administrative expenses totaling $340,168 and $4,389,093 for the three and nine months ended September 30, 2001.

Interest expense for the three and nine months ended September 30, 2001 and September 30, 2000 were $1,727,805 and $6,772,762 compared to $1,753,012 and $2,031,100.  Interest expense for the first three and nine months of 2001 includes amortization of loan discounts of $2,660,831 and $3,714,808 and amortization of loan extension fees of $654,098.

Operating Results. The net losses of $5,676,997 and $18,940,500 for the three and nine months ended September 30, 2001 compared to a net loss of $7,125,412 and $13,038,482 for the same three and nine month periods of 2000 are attributable to the increased expenses detailed above, partially offset by the increased revenues.

Other income/expenses. In March 2001, the Company agreed to issue 430,000 shares of the Company's common stock for settlement agreements with certain individuals, all of whom were shareholders, to release the Company of any and all claims the individuals had or may have against the Company. The settlements were for matters existing with the Company's predecessor and therefore were treated as an increase in the purchase price.  Since goodwill is impaired and was expensed in 2000, the fair value of the shares in the amount of $172,000 was charged to earnings.  Rental income of leasing of office space in the Company’s headquarters building of $36,812 and $106,508 for the three and nine months ended September 30, 2001 is included in Other Income.

Earnings Per Share of Common Stock. The net losses per common share are based upon the weighted average of outstanding common stock.  The net loss per share of common stock was ($0.04) and ($0.16) for the three and nine months ended September 30, 2001 compared to a net loss per share of common stock of ($0.08) and ($0.15) for the three and nine months ended September 30, 2000.  Potentially dilutive securities totaling 17,558,084** additional shares of common stock which may be issued as a result of the conversion or exercise of preferred stock, stock options and warrants are not included in the calculation as their effect is antidilutive.

** This amount ONLY INCLUDES common shares that may be issued in the future due to the exercise or conversion of currently outstanding preferred shares of stock, outstanding options, and outstanding warrants excluding the number of shares issuable for the exercise of the Goff Moore Strategic Partners credit facility warrants. Common shares that may be issued in the future for conversion of debt and/or payables to equity, future obligations which may be satisfied by the issuance of common shares, common shares that may be issued in a funding transaction, common shares that may be issuable to Goff Moore Strategic Partners due to exercise of the warrants that are part of the credit facility, and other transactions and agreements which may in the future result in the issuance of additional common shares ARE NOT INCLUDED in this amount.  The common shares that the Company may issue in the future could significantly increase the number of shares outstanding and could be extremely dilutive or virtually eliminate the ownership interest of shareholders.

 Liquidity and Capital Resources

We financed our operations through a combination of issuing equity securities to private investors, issuing common stock for obligations in lieu of cash payments, issuance of private debt, obtained loans from related parties, and cash generated from operations. We have had cumulative losses of $60,889,986 from inception through September 30, 2001.  Current liabilities at September 30, 2001 were $16,687,020, which exceeds current assets of $331,166 by $16,355,854.  Financing activities for 2001 include:

1)     We received $1,500,000 from the sale of common stock and warrants.  These funds were used primarily for working capital needs.

2)     We issued common stock in lieu of cash payments totaling $8,606,882 for legal and professional services, settlements, consulting services, employee compensation, building improvements, programming and other miscellaneous expenses.

3)     Common stock valued at $5,936,730 was issued as additional interest expense or as discount on debt that will be amortized to interest expense over the term of the loan.   Common stock valued at $305,200 was issued for settlements related to our predecessor and common stock valued at $300,000 was issued for proceeds previously recorded as deferred revenue when the contract was cancelled.

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

6)     On April 30, 2001 Mr. Ryffel, the Company’s chairman of the board, provided $112,000 to the Company to cover a bank overdraft.  The loan is unsecured, matures on January 5, 2002, and bears interest at the annual rate of 12%.  In connection with this debt financing arrangement, the lender received four shares of common stock fro each $1.00 loaned.

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

8)     On July 23, 2001 the Company entered into a $50,000 unsecured credit facility with a related party that matures on January 5, 2002 and bears interest at the annual rate of 12%.  In connection with this debt financing arrangement the lender was issued six shares of common stock for each $1.00 of debt financing

9)     On July 17, 2001 the Company entered into a $100,000 unsecured credit facility with a related party that matures on January 5, 2002 and bears interest at the annual rate of 12%.  In connection with this debt financing arrangement, the lender was issued (for each $1.00 loaned) a warrant to acquire one share of common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75.  In addition, the lender was issued eight shares of common stock for each $1.00 of debt financing.  This party loaned an additional $100,000 on August 16, 2001 and an additional $100,000 on September 18, 2001.  Terms of the additional loans were the same as the loan of July 17, 2001 except the lender received 10 and 16 shares of common stock for each $1 loaned.

10)   On July 31, 2001 the Company entered into a $150,000 credit facility with two related parties that matures on January 5, 2002 and bears interest at the annual rate of 12%.  In connection with arrangement, for each $1.00 of debt financing, the lenders were issued one warrant to acquire one share of common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75 and 5.6 shares of common stock.

11)   On August 31, 2001 Woodcrest Capital Corp., an entity owned by Mr. Ryffel (chairman of the board) and Mr. Miller (director of the Company) loaned $52,500 to the Company.  On September 14, 2001 Woodcrest loaned an additional $50,000 and on September 20, 2001 an additional $100,000.  The loans bear interest at the annual rate of 12%.  For providing these loans, Woodcrest received two million shares of common stock.

12)   On August 31, 2001 the Company received a $25,000 loan that matures on January 5, 2002 and bears interest at the annual rate of 12%.  In connection with this debt financing arrangement, the lender was issued one warrant to acquire one share of common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75 and 5 shares of common stock for each $1.00 of debt financing.

13)   On September 28, 2001 the Company received a $10,000 loan that matures on January 5, 2002 and bears interest at the annual rate of 12%.  In connection with this debt financing arrangement, the lender was issued one warrant to acquire one share of common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75 and 10 shares of common stock for each $1.00 of debt financing.

14)   On September 28, 2001 the Company received a $50,000 loan from a related party that matures on October 15, 2001.  In connection with this debt financing arrangement, the lender was issued one warrant to acquire one share of common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75 and 10 shares of common stock for each $1.00 of debt financing.

15)   On October 15, 2001 the Company received a $50,000 loan from Mr. Hector Saldana, a director of the Company that matures on October 31, 2001.  In connection with this debt financing arrangement, the lender was issued 10 shares of common stock for each $1.00 of debt financing.

16)   On November 1, 2001 the Company received a $300,000 loan from SNP General Partners L.P. (SNP).  The debt is evidenced by a demand promissory note that bears interest at the annual rate of 10%.  A Deed of Trust, Security Agreement and Financing Statement, and an Assignment of Rents and Leases secure the loan.  In addition, GMSP subordinated $300,000 of their senior secured position on all of the assets of the Company to SNP.  Terms of the $300,000 funding includes a provision wherein the lender could, at any time, require GMSP to take all actions available to them to accelerate all of the $7.3 million indebtedness that is due to GMSP.

The Company has insignificant revenues under contract for fiscal 2001, and has a severe liquidity shortfall that impairs its ability to meet its current operating cash flow requirements in the near term.  As of November 15, 2001, the Company has less than $40,000 in cash available to meet its operating cash requirements.  The Company has significantly reduced its recurring cash requirements from previous levels but a cash inflow of approximately $300,000 per month exclusive of scheduled debt repayments is required to meet its current monthly obligations.  The cash flow from revenues of approximately $100,000 per month is not sufficient to meet current cash needs.  As of November 15, 2001 the Company owes approximately $2,900,000 in trade payables, the majority of which are beyond the payment terms.  Collection procedures have been initiated by many of the vendors and suppliers and several of these collection procedures have progressed to judgments against the Company, garnishment of the Company’s bank accounts, and in one case the Company’s failure to pay an obligation has resulted in a hearing being scheduled for January 15, 2002 for appointment of receiver to liquidate the Company.

The expected operating losses, coupled with an acute lack of liquidity cause immediate substantial doubt about the Company’s ability to continue as a going concern.  The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity.  Further, no financing arrangements are currently under contract and there are no assurances that the Company will be able to obtain adequate financing.  As discussed below, the Company has approximately $7.3 million of indebtedness that matured on April 30, 2001 and which is secured by all of the assets of the Company.  While the Company is seeking an extension of the maturity or a restructuring of the, failure to secure such an extension could lead to the immediate demand for repayment.  Because the loan is matured, such demand for repayment could occur at any time.  In addition, on November 1, 2001 the Company received an emergency funding on a demand note that allows the lender to compel the senior lender to take all actions available to them to accelerate all of the $7.3 million indebtedness.  A demand would likely cause a cessation of operations, liquidation of its assets, and/or force the Company into bankruptcy protection.

If the Company is able to secure additional financing, common shares that may be issued under the terms of that arrangement would likely be highly dilutive to the number of shares of common stock outstanding.  In addition common shares may also be issued for conversion or settlement of debt and/or payables for equity, future obligations which may be satisfied by the issuance of common shares, and other transactions and agreements which may in the future result in the issuance of additional common shares.  The common shares that the Company may issue in the future could significantly increase the number of shares outstanding and could be extremely dilutive or virtually eliminate the ownership interest of shareholders.

In July 2000, the Company entered into an $8,875,001 credit facility with Goff Moore Strategic Partners, L.P. and a number of other private investors (GMSP). The credit facility was used to fund acquisitions and working capital.  Pursuant to the terms of the credit facility, the Company (i) executed promissory notes that bear interest at a rate of 12% per annum and (ii) issued warrants to purchase shares of the Company's common stock that expire 3 years after the debt has been paid.  Because of the Company’s inability to make payments required by terms of the credit facility, there have been numerous amendments and modifications to the agreement, the most recent being the “Seventh Amendment To Loan Agreement and Amendment To Notes” and the “Second Amendment and Agreement Regarding Warrants” of April 17, 2001 which specified the annual interest rate on the notes to be 13% beginning February 1, 2001, set the number of shares that could be purchased by exercising warrants to range from 5% to 12.5% based upon when the loan was fully paid, extended maturity date to April 30, 2001, and provided for further extensions of the maturity if certain repayments were made.  Because the Company failed to make the required repayments certain terms of the credit facility were adjusted including:  1) the interest rate increased to 16% per annum computed on the sum of the outstanding principal and unpaid interest balance compounded daily; and 2) the number of shares of common stock that may be purchased by exercising the warrants was modified.  Under the current in-effect terms of the agreement as modified and amended, the number of shares of common stock that may be purchased by exercising the warrants will be determined by dividing a) the amount of the credit facility plus the total interest incurred thereon by b) the exercise price, which is determinable based upon past and future financing events.  Because the loan was not repaid by the dates required by the amended terms of the credit facility, the number of shares of common stock that may be purchased by exercising the warrants is multiplied by 150% and then by an additional 125%.  The warrants contain a warrant conversion feature that allows warrants to be converted into shares without payment of cash or any other consideration.

Recent financing events of the Company, the Company’s failure to make required repayments on the indebtedness, the market price of the Company’s common stock, and the continuously increasing interest incurred amount, combine to allow the warrant holders to receive a significant number of shares of common stock that is potentially highly dilutive to the shareholders of the Company.  Further GMSP and the Company do not agree on the interpretation of the documents as it relates to the exercise price and therefore to the number of shares that are issuable for the exercise of the warrants.  Given an adverse interpretation of the loan documents, which could occur, the warrants could be exercised for a number of shares that would represent a vast majority of the ownership of the company.  Should the warrants be exercised based upon GMSP’s interpretation of the documents, the effect would be to substantially dilute or significantly eliminate the ownership interests of the shareholders of the Company, likely resulting in the value of any investment in the Company to be significantly reduced or entirely lost.

Discussions are ongoing to further extend the maturity date.  As of November 15, 2001 the outstanding principal balance is $7,304,068.  As previously discussed, the Company does not have the funds to repay this outstanding indebtedness and the demand for such payment could force the Company to cease operations, liquidate assets, and/or seek bankruptcy protection.  In addition an extension of the maturity, if received at all, could include terms that may materially increase the number of shares of the Company’s common stock that are issued and outstanding or that are issuable by exercising the warrants.  Should this occur, the effect would be to substantially dilute or perhaps virtually eliminate the ownership interests of the shareholders of the Company.

On February 5, 2001 the Company established a debt financing arrangement with a group consisting primarily of existing shareholders of the Company and amended this arrangement on April 24, 2001 to increase the maximum loan amount.  The principal amount borrowed under this debt financing arrangement totaled $2,632,000 and bears interest at the rate of 12% per annum.  The loan matured on July 5, 2001 and the Company requested the lenders to extend their loan to the earlier of the Company receiving a funding of $15 million or more, receipt of proceeds from the lawsuit that secures the loan, or January 5, 2002.  This debt financing arrangement is collateralized by the Company’s 65% interest in the station in Beaumont (KO9OVO) and an undivided interest in the proceeds the Company may receive in its lawsuit against Knapp Petersen & Clark.  The security interest of participants in the amended increased loan amount is subordinated to the security interest of the original lenders.  In connection with this debt financing arrangement, the lenders were issued (for each $1.00 loaned) a warrant to acquire one share of common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75 and four shares of common stock.  In exchange for extending the loan maturity the lenders were issued two additional shares of common stock for each $1.00 loaned.

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

On April 17, 2001 a related party provided a loan to the Company in the amount of $100,000 and provided an additional $50,000 on July 6, 2001, all maturing on October 16, 2001.  The loans provide for interest payable with common stock at the rate of one share for each $1.00 loaned for the first 30 days, 1.1 shares for each $1.00 loaned for the 2nd month, and increasing each month to a maximum of 1.6 shares for each $1.00 loaned for the 6th month.  The shares earned are recorded as interest expense.

On April 30, 2001 Mr. Ryffel, the Company’s chairman of the board, provided $112,000 to the Company to cover a bank overdraft.  The funding is evidenced by a promissory note that bears interest at the annual rate of 12% and matures on January 5, 2002.  In connection with this financing, Mr. Ryffel received four shares of common stock for each $1.00 of debt financing.  The common stock was recorded at the amount received of $112,000.  The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.

On July 17, 2001 the Company entered into a $100,000 credit facility with a related party that matures on January 5, 2002 and bears interest at the annual rate of 12%.  In connection with this debt financing arrangement, the lender was issued (for each $1.00 loaned) a warrant to acquire one share of common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75.  In addition, the lender was issued eight shares of common stock for each $1.00 of debt financing.  The common stock was recorded at the amount received of $100,000.  The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.  On August 16, 2001 this party loaned an additional $100,000 to the Company and an additional $100,000 on September 18, 2001.  All terms of and the accounting treatment for the two latter fundings are identical to the terms and the accounting treatment for the funding of July 17th, except the lender received 10 shares and 16 shares respectively for each $1 loaned.

On July 23, 2001 the Company entered into a $50,000 credit facility with a related party that matures on January 5, 2002 and bears interest at the annual rate of 12%.  In connection with this debt financing arrangement, the lender was issued six shares of common stock for each $1.00 of debt financing.  The common stock was recorded at the amount received of $50,000.  The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.

On July 31, 2001 the Company entered into a $150,000 credit facility with two related parties that matures on January 5, 2002 and bears interest at the annual rate of 12%.  In connection with arrangement, for each $1.00 of debt financing, the lenders were issued one warrant to acquire one share of common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75 and 5.6 shares of common stock.  The common stock was recorded at the amount received of $150,000.  The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.

On August 31, 2001 Woodcrest Capital Corp., an entity owned by Mr. Ryffel (chairman of the board) and Mr. Miller (director of the Company) loaned $52,500 to the Company.  On September 14, 2001 Woodcrest loaned an additional $50,000 and on September 20, 2001 an additional $100,000.  The loans bear interest at the annual rate of 12%.  For providing these loans, Woodcrest received two million shares of common stock.  The common stock was recorded at the amount received by the Company.  The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.

On August 31, 2001 the Company received a $25,000 loan that matures on January 5, 2002 and bears interest at the annual rate of 12%.  In connection with this debt financing arrangement, the lender was issued one warrant to acquire one share of common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75 and 5 shares of common stock for each $1.00 of debt financing.  The common stock was recorded at the amount received of $25,000.  The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.

On September 28, 2001 the Company received a $10,000 loan that matures on January 5, 2002 and bears interest at the annual rate of 12%.  In connection with this debt financing arrangement, the lender was issued one warrant to acquire one share of common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75 and 10 shares of common stock for each $1.00 of debt financing.  The common stock was recorded at the amount received of $10,000.  The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.

On September 28, 2001 the Company received a $50,000 loan from a related party that matures on October 15, 2001.  In connection with this debt financing arrangement, the lender was issued one warrant to acquire one share of common stock that expires on February 5, 2003 at a maximum per-share exercise price of $.75 and 10 shares of common stock for each $1.00 of debt financing.  The common stock was recorded at the amount received of $10,000.  The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.

On October 15, 2001 the Company received a $50,000 loan from Mr. Hector Saldana, a director of the Company that matures on October 31, 2001.  In connection with this debt financing arrangement, the lender was issued 10 shares of common stock for each $1.00 of debt financing.  The common stock was recorded at the amount received of $50,000.  The difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount resulting in additional interest expense over the term of the loan.

On November 1, 2001 the Company received a $300,000 loan from SNP General Partners L.P. (SNP).  The debt is evidenced by a demand promissory note that bears interest at the annual rate of 10%.  A Deed of Trust, Security Agreement and Financing Statement, and an Assignment of Rents and Leases secure the loan.  In addition, GMSP subordinated $300,000 of their senior secured position on all of the assets of the Company to SNP.  Terms of the $300,000 funding includes a provision wherein the lender could, at any time, require GMSP to take all actions available to them to accelerate all of the $7.3 million indebtedness that is due to GMSP.

Impact of inflation

Management does not believe that general inflation has had or will have a material effect on operations.

Other Events

On February 20, 2001, Emilio Gorriti was appointed to the position of Chief Executive Officer and board member of the Company.  Mr. Gorriti filled the position upon the resignation of James A. Ryffel, the Company's Chairman of the Board, who was Interim Chief Executive Officer of the Company.  Mr. Gorriti headed the consortium of investors that entered into an agreement on February 13, 2001 to provide financing to the Company.  After making the initial purchase of 6 million shares of common stock and 1.5 million warrants for $1.5 million, the consortium failed to perform as required by the agreement.   As such, the Company terminated the agreement on March 30, 2001.  On April 16, 2001 Mr. Emilio Gorriti was terminated as President, Chief Executive Officer, and board member.

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

On March 30, 2001 Steven Mortonson joined the Company as Interim Chief Financial Officer replacing B. Franklin Byrd who resigned for personal reasons.

Although there were no disagreements with Ernst & Young LLP, on May 7, 2001 we dismissed Ernst & Young LLP as our independent auditor.  On May 9, 2001 Weaver and Tidwell was retained as the Company’s new independent auditor.

        In January 2001 the Company’s board of directors approved the Hispanic Television Network, Inc. Year 2001 Consultant Compensation Plan (the “Plan”) that was created to award and issue shares of the Company’s common stock to selected outside consultants of the Company.  A total of three million common shares were authorized under the Plan.  On August 10, 2001 the Plan was amended so that the number of common shares that could be issued under the Plan was increased from three million to thirteen million.

Recent Developments

On August 30, 2001 the Company entered into an agreement to acquire Cubico.com, Inc. (Cubico), an interactive Internet community portal for young urban U.S. Latinos that offers free online services including email, chat, and message boards.  Cubico’s channels:  Estilo, Music, Entertainment, El Campus and Community showcase the latest in fashion, music, education, and celebrity interviews.  Cubico’s partnership with student and community organizations facilitates their ability to reach young Latinos via marketing and advertising campaigns on university campuses and at media events.

The acquisition of Cubico is a stock transaction wherein each outstanding share of Cubico immediately prior to the transaction shall be automatically converted by reason of the acquisition into one share of the Company’s common stock so that an aggregate of 5,596,334 shares of the Company’s common stock will be issued in connection with the acquisition.  In addition options to purchase an aggregate of 815,000 shares of Cubico common stock shall be converted to options to purchase the same number of the Company’s common stock at an exercise price of ten cents per share.  The closing is to occur on or before December 30, 2001.  There are several conditions precedent to the closing of the transaction including:  1) no action, suit, or proceeding shall have been instituted, pending or threatened seeking to prohibit the merger or to seek damages or other relief; 2) the Company shall have secured a commitment for a debt or equity financing of at least $15 million; and 3) the Company shall have received consent to the merger from its senior lenders (if required).  Under certain circumstances, if the Company terminates the agreement, Cubico is entitled to receive a termination fee of 2,798,167 shares of common stock of the Company.

Presented with an opportunity to increase revenues, on November 1, 2001 the Company ceased broadcasting American Independent Network programming and assigned the digital uplink channel previously utilized for AIN to Urban Television Network Corporation (UTVN).  AIN had been under-performing, had never operated profitably, and the UTVN arrangement presented greater opportunity for the Company.

UTVN intends to become a minority owned broadcasting television network that airs programming of interest to the African American community.  For a cash payment of $100,000, a promissory note for $1.4 million, and an equity ownership of 10% of UTVN, the Company agreed to provide digital uplink and master control services to UTVN on the channel and equipment previously utilized by AIN.  In addition, beginning February 1, 2002 UTVN will pay to the Company a monthly fee of $100,000 plus 30% of their Net Revenues for the services provided by the Company.  For purposes of the 30% revenue sharing calculation, Net Revenues is defined as total revenues minus (commissions + $100,000 per month).   The 30% rate is reduced to 5% once the Company has received $1,000,000 from UTVN in revenue sharing proceeds and terminates in its entirety on October 31, 2004.  The promissory note accrues interest at the annual rate of 12%.  Payments on the note begin on June 1, 2002 with three monthly payments of $25,000 per month.  Payments then increase to $50,000 per month until all amounts owing under the note have been paid in full.  UTVN has the right to use the name American Independent Network for a period of six months.  Because UTVN would incur irreparable damages due to an interruption of services, should the Company cease to exist as an operating entity or fail to provide the services required by the agreement, the shares of common stock issued to the Company by UTVN shall be cancelled, the promissory note shall be considered paid in full, and the monthly fee and the revenue sharing is terminated with no further obligation of UTVN to make any further payments to the Company.

PART II OTHER INFOMATION

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

        The Entertainment Search Group, Inc., d/b/a Brad Marks International won a judgment against the Company for unpaid recruiting services in the amount of approximately $123.000.  The Company has been unable to reach an agreement with The Entertainment Search Group, and the Company does not have the ability to pay the judgment.  The Entertainment Search Group has indicated they will attempt to execute on their judgment by levy.  A liability in the amount of $123,000 is included in the payables of the Company for this obligation.

                Logistics International, Inc. vs. HTVN, won a judgment against the Company for non-payment on a promissory note. The judgment amount with interest is approximately $39,000.00.  The Company has not paid the judgment and a hearing been set for January 15, 2002 for Plaintiff’s Motion for Appointment of Receiver to liquidate the Company.  A liability in the amount of $39,000 is included in the records of the Company for this obligation.

        In March/April 2001 Mr. Marco Camacho, former Chief Executive Officer, Karen Lincoln, former Chief Operating Officer, and B. Franklin Byrd, former Chief Financial Officer filed lawsuits for unspecified amounts regarding their departure from the Company.  The Company believes that the claims are without merit and does not anticipate that a significant cost will be incurred as a result of these pending actions.  Accordingly a reserve has not been established for these claims.  Should Mr. Camacho, Ms Lincoln, and/or Mr. Franklin prevail, it cannot be determined at this time what the amount of the judgment(s) might be.

        In July 2001 a Cameron County judge issued a Turnover Order for the Company’s station and FCC license in Eagle Pass, TX relating to Zavaletta v. Wheeler and HTVN.  The Company is preparing a restraining order and dec action in Maverick County to stay proceeding in Cameron County.  The Company believes the Turnover Order violates state and federal law and if necessary, the decision will be appealed to a higher court.

                Ignacio Garcia and Norman Neuweiler vs. Hispanic Television Network, Inc., CC-01-601-C, CC #3, Dallas County, Texas.  This is a claim from two former employees, which is not material, and which the Company believes has minimal value.

                Sonoca Corporation, dba Moso Productions vs. Hispanic Television Network, Inc., American Independent Network, Inc., Fred Hutton, et al.  Case No. BC242259, in the Superior Court of the State of California.  We have reached an agreement wherein the moneys owed for programming can be paid out over time.  Total exposure is less than $35,000.00.

                Grand Avenue Industrial Properties vs. Hispanic Television Network, Inc., in the Superior Court of the State of Arizona, Maricopa County.  A settlement has been reached in this matter.  The amount in controversy was less than $7,000.00.  The case was set for arbitration; however, the day of the arbitration, the Company reached settlement.

On October 25, 2001 a judgment was entered against the Company in the amount of $2,546.50 for the benefit of Anixter, Inc. for electronic parts and supplies that were purchased by the Company and which were not paid for.

                Producciones Zacarias vs. HTVN.  This is a suit out of California District Court filed on June 15, 2001.   This is a suit alleging copyright violations.  The Company believes this lawsuit is without merit and will not have a material adverse effect on the Company.

                Peliculas y Videos vs. HTVN.  This is a lawsuit filed on October 1, 2001 in the US District Court for the Southern District of Texas, Houston Division.  We are in the process of preparing a response to the suit and plan to have it removed to either Fort Worth or San Antonio.  This is a suit alleging copyright violations.  The Company believes this lawsuit is without merit and will not have a material adverse effect on the Company.

        The Company is involved in various other claims and legal actions arising from the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

        From a consortium of investors the Company received $1,500,000 in January 2001 for 6 million common shares and 1.5 million warrants to purchase one share of the Company’s common stock at an exercise price of $1.00 per share.  The warrants expire February 5, 2002.

Consulting and Professional Services/Charitable Contributions

        In January 2001, the Company issued 2,004,000 shares to related parties for consulting and legal services during 2000 and the first quarter of 2001.  $931,745 of the expense relating to these shares was recorded in fiscal year 2000.  The remaining $219,050 expense was recognized in January 2001.   In June 2001 the Company issued 996,375 common shares to related parties and incurred the obligation to issue an additional common shares for legal services totaling $471,530.  On September 19, 2001 1,405,493 common shares were issued to a related party for the $471,530 obligation that was reflected in the second quarter, plus an additional $330,558 for legal services during the three months ended September 30, 2001.  Also in September 22 4,500 common shares valued at $26,940 were issued for other legal services.  For the three months ended September 30, 2001 86,987 shares valued at $29,955 were issued for consulting services, primarily related to programming.

Hispano Television Ventures entered into a consulting arrangement with Woodcrest Capital, L.L.C., which is owned by our Chairman of the Board and one of our directors.  Pursuant to the terms of this May 28, 1999 agreement, Woodcrest agreed to provide the Company with business consulting services.  In exchange for services, Woodcrest receives 1,066,667 shares of common stock per year of Hispano Television Ventures common stock which, after a 4:1 stock split by Hispano Ventures and a conversion factor of 1.64 for the merger with AIN, is the equivalent of 7 million common shares of the Company.  Woodcrest is also entitled to receive reimbursement for all of its expenses.  Woodcrest agreed to accept 1,066,667 common shares of the Company as full common share payment for the period of May 28, 2000 through May 28, 2001.  For the year ended December 2000, the Company recorded a consulting expense in the amount $2,723,193 which represents 634,156 common shares which is the pro rata portion of shares which were earned during the year.  For the six months ended June 30, 2001 the Company recorded a consulting expense of $194,227 that represents the pro rata portion of shares which were earned for the period. These shares were issued in May 2001.

The consulting arrangement with Woodcrest Capital, L.L.C. automatically renewed for the period of May 29, 2001 through May 28, 2002.  Under this agreement the Company issued 7 million shares to Woodcrest in May 2001, which had a value of $2,450,000.  $816,668 of this was expensed as of September 30, 2001 and the balance of $1,633,332 is recorded as Deferred Service.

The Company issued 100,000 common shares to each of the two independent directors of the Company in May 2001 for services rendered as members of the board of directors.  An expense of $76,000 was recorded when the shares were issued.

Accounting Services

        The Company has an agreement with its Interim Chief Financial Officer to receive his compensation in common stock of the Company.   In accordance with this agreement, 663,045 common shares have been issued as of September 30, 2001.

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

Employee Compensation

        During the first and second quarters of 2001, the Company issued 434,274 shares of common stock valued at $188,626 to employees as additional compensation.  Of this $32,898 was reflected as of December 31, 2000 and $155,728 was charged to earnings for the nine months ended September 30, 2001.  During the three months ended September 30, 2001 454,500 common shares were issued for severance/settlements to nine employees who were terminated to reduce operating expenses.  A charge in the amount of $232,550 for this share issuance was reflected in the three months ended September 30, 2001.

Building Improvements

        In lieu of cash payment, the Company issued 46,449 shares of common stock valued at $23,224 for partial payment for building improvements in February 2001.

Settlements

        In March 2001, the Company agreed to issue 770,000 shares of the Company's common stock for settlement agreements with certain individuals, all of whom were shareholders, to release the Company of any and all claims the individuals had or may have against the Company. The settlements were for matters existing with the Company's predecessor and therefore were treated as an increase in the purchase price.  Since goodwill is impaired and was expensed in 2000, the fair value of the shares in the amount of $273,700 was charged to earnings.  In August 2001 150,000 common shares were issued as full satisfaction of a note payable and accrued interest in the amount of $31,500.

Cancellation of Contract

        In June 2001 the Company issued 1,200,000 common shares in exchange for cancellation of a contract under which the Company had previously received $300,000.  The receipt of the funds had been previously recorded as deferred revenue.

Programming

        During the second quarter of 2001 the Company issued 316,315 common shares valued at $437,485 for programming and an additional 249,869 common shares valued at $94,953 were issued during the three months ended September 30, 2001.

Interest on Debt

        For the nine months ended September 30, 2001 in connection with debt financing arrangements, the Company has issued 23,078,158 common shares as interest expense, loan extension fees and additional consideration for providing financing to the Company.  When shares are issued in conjunction receiving a loan, the difference between the face value of the loan, and the cash received and allocated to the notes, is treated as a discount on debt that is amortized as additional interest expense over the term of the loan.  The value of the common shares that were issued in conjunction with extending the maturity of the loans was classified as deferred interest and is amortized to interest expense on a straight-line basis during the extension period.

Commissions

        The Company has an arrangement with ParMedia LP wherein Par Media manages AIN in exchange for 40% of the net revenue of AIN.  On September 19, 2001 the Company issued 164,532 common shares valued at $40,125 under this agreement.  In September 2001 30,000 shares of common stock were issued as a finder’s fee for assisting the Company in securing financing.  These common shares were valued at $5,200.

Cancellation of stock certificate

        The Company cancelled 100,000 common shares that had been issued for the purchase of a television station in Globe, AZ.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The credit facility provided by Goff-Moore Strategic Partners L.P. and a number of other private investors (GMSP), which is secured by virtually all of the assets of the Company, matured on April 30, 2001.  As of November 15, 2001 the outstanding principal balance is $7,304,068.  Despite numerous discussions with GMSP regarding restructuring the credit facility, at this time there is not an agreement with GMSP to extend or to restructure their credit facility and GMSP could demand repayment at any time.  The Company does not have the funds to repay this indebtedness.  Because the credit facility is secured by virtually all of the assets of the Company, demand for such repayment could lead to liquidation of the Company’s assets, and/or could cause the Company to cease operations or seek bankruptcy protection.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On August 31, 2001 the Company began mailing to shareholders of record as of August 24, 2001 a Proposed Amendment to the Company’s Certificate of Incorporation.  The Proposed Amendment was to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 200 million to 500 million shares with the request that the consent be returned to the Company on or before September 20, 2001.  At the close of business on the record date the Company had 135,541,352 issued and outstanding shares of common stock with each share of common stock entitled to one vote on the Proposed Amendment, with a majority of the shareholders consenting to the Proposed Amendment for it to pass.  The results were:

	FOR	AGAINST	ABSTAIN/ NO RESPONSE

Number	96,260,254	4,042,955	35,238,143
Percentage of issued and
outstanding common shares	71.02%	2.98%	26.00%

ITEM 5.  OTHER INFORMATION

On August 3, 2001 the Company’s common stock began trading on the OTC Bulletin Board under the symbol HTVN.  Previously the Company’s common stock had traded on the Nasdaq National Market.  To be listed on Nasdaq companies must, among other requirements, maintain a minimum bid price of $1.00 and have a minimum of $4 million in net tangible assets. The Company was unable to maintain these requirements and Nasdaq delisted its stock.   As a result of now trading on the OTC Bulletin Board, the liquidity and the volume of shares traded, the price, and the bid/ask spread for the Company’s common stock could be adversely affected.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.	Description and Method of Filing
2.1	Merger Agreement with Hispano Television Ventures, Inc., dated October 15, 1999 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, dated December 30, 1999).
3.1

Certificate of Incorporation (Incorporated by reference to Exhibit 2.1 of American Independent Network, Inc.’s General Form for Registration of Small Business Issuers on Form 10-SB, dated September 18, 1997), amended by a Certificate of Merger (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, dated December 30, 1999).

3.2

Bylaws (Incorporated by reference to Exhibit 2.2 of American Independent Network, Inc.’s General Form for Registration of Small Business Issuers on Form 10-SB, dated September 18, 1997), with a Bylaw Amendment (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, dated December 30, 1999).

4.1

Certificate of Designation Preferences, Rights and Limitations of Series B Preferred Stock of American Independent Network, Inc. (Incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-KSB, dated April 24, 2000).

10.1	Distribution Agreement with National Cable Television Co-op dated May 1, 2001
10.2	Affiliation Agreement with Time Warner dated March 5, 2001

Exhibit No.	Description and Method of Filing
10.3	Affiliation Agreement dated April 19, 2001 with Satellite Services, Inc.
10.4*	Acquisition of 220 Spanish language motion pictures from Reel Media International
10.5*	Agreement with ParMedia to manage American Independent Network
10.6*	Seventh Amendment to Loan Agreement with Goff Moore Strategic Partners and other lenders dated April 17, 2001.
10.7*	Second Amendment to Warrants with Goff Moore Strategic Partners and other lenders dated April 17, 2001.
10.8*	Satellite transponder agreement with Urban Television Network dated October 29, 2001
10.9*	Agreement with Urban Television Network dated October 29, 2001
10.10*	Promissory note from Urban Television network dated October 29, 2001
10.11*	Agreement and Plan of Merger between Hispanic Television Network, Inc. and Cubico.com, Inc. dated August 30, 2001
11.0*	Loss per share

*Filed herewith.

(b)   Reports on Form 8-K.

During the first through third quarters of 2001, we filed the following Current Reports on Form 8-K:

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
5.     April 27, 2001 the agreement to purchase 48% of Cubico.com, Inc. was cancelled

6.     May 7, 2001 Ernst & Young LLP was dismissed as the Company’s certifying auditors and replaced by Weaver and Tidwell.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HISPANIC TELEVISION NETWORK INC.

Date: November 16, 2001	By:	/s/ James A. Ryffel
James A. Ryffel
Chairman of the Board and Interim Chief Executive Officer